Form 10-Q
period 1995-03-31
BI INC
filed 1995-05-05
CIK 716629

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC  20549

                           FORM 10-Q

          [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1995
                                         --------------

                               OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to
                                    --------------     -----------

     Commission file number 0-12410
                            -------

                         BI Incorporated
         ---------------------------------------------
         (Exact name of issuer as specified in charter)

    Colorado                                     84-0769926
- -------------------------------              ------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)


             6400 Lookout Road, Boulder, Colorado
             --------------------------------------
                              80301
                             -------
            (Address of principal executive offices)
                           (Zip Code)

                          (303) 530-2911
              --------------------------------------
      (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                       -----    -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of no par value common stock outstanding at April 14, 1995 is 6,687,882.

                        BI INCORPORATED
                             Index

PART I - FINANCIAL INFORMATION:                     Page No.
Item 1 - Financial Statements

     Consolidated Balance Sheet
     at March 31, 1995 and June 30, 1994                   2

     Consolidated Statement of Operations
     for the three and nine  months ended
     March 31, 1995 and 1994                               3


     Consolidated Statement of Cash Flows
     for the three and nine months ended
     March 31, 1995 and 1994                               4


     Notes to Consolidated Financial Statements            5

Item 2 - Management's Discussion and Analysis
      of Financial Condition and Results of Operations     6

Signatures                                                 8


PART II - OTHER INFORMATION:
Item 1 - Legal Proceedings

On February 1, 1995, Digital Products Corporation and Monitoring
Services, Inc. filed a complaint naming BI Incorporated and Michael Fox, a BI employee, as defendants in the United States
Court for the District of New Jersey, alleging intentional, malicious and tortious interference with present and prospective contractual relations. They are seeking damages in excess of $50,000. The action is in early stages of discovery.

Item 5 - Other

The Board of Directors of the Company accepted a resignation letter from board member Dean R. Pickerell effective
March 20, 1995.

Item 6 - Exhibits and Reports on Form 8-K: None

Item 1 - Financial Statements
                                                 BI INCORPORATED
                                                  BALANCE SHEET
                                                  (in thousands)
                                                   (unaudited)


                                                March 31,            June 30,
                                                   1995                1994
                                             ------------          ---------
ASSETS
Current assets
  Cash and cash equivalents                        $1,203              $3,045
  Short-term investments                              287                 282
  Receivables, net                                  5,768               5,259
  Investment in sales-type leases, net              3,438               3,076
  Inventories
    Raw materials                                   1,319               1,065
    Work in process                                 1,171                 960
    Finished goods                                    798                 791
  Prepaids and other current assets                 1,008               1,059
                                                 --------             -------
    Total current assets                           14,992              15,537

Investment in sales-type leases, net                3,064               2,377
Rental and monitoring equipment, net                4,189               4,031
Property and equipment, net                         2,068               1,729
Software, net                                       2,092               2,580
Intangibles, net                                    8,451               9,124
Other assets                                        1,001               1,493
                                                 --------             -------
                                                  $35,857             $36,871
                                                 ========             =======

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                   $733                $551
  Accrued compensation and benefits                 1,018                 940
  Accrued acquisition liabilities                      78                 705
  Accrued product warranty                            412                 353
  Current income taxes payable                                            162
  Deferred revenue                                    931                 760
  Other liabilities                                   413                 357
                                                  -------             -------
    Total current liabilities                       3,585               3,828
                                                  -------             -------
Deferred revenue and long-term debt                   931                 857
                                                  -------              ------
Stockholders' equity
  Common stock, no par value, 75,000 shares
    authorized;  7,404 shares
    issued March 31, 1995 and 7,369 shares
    issued June 30, 1994                           31,335              31,159
  Retained earnings                                 2,622               1,142
  Less treasury shares at cost; 718 shares at
    March  31, 1995 and 183 shares
    at June 30, 1994                               (2,616)               (115)
                                                 --------             -------
                                                   31,341              32,186
                                                 --------             -------
                                                  $35,857             $36,871
                                                 ========             =======

                            The accompanying notes are an integral
                               part of the financial statements.

                                        BI INCORPORATED
                             CONSOLIDATED STATEMENT OF OPERATIONS
                       (in thousands except per share amounts, unaudited)


                                                   For the three months                 For the nine months
                                                       ended March 31,                     ended March 31,
                                            -----------------------------         ------------------------------
                                                1995            1994                  1995               1994
                                            ------------     ------------         ----------          ----------
Revenues
  Net sales                                        $3,083          $2,283             $8,607              $6,378
  Service and monitoring income                     4,214           3,307             11,978               9,113
  Rental income                                       207             230                627                 539
  Interest income                                      21              31                108                 126
  Other income                                         38             119                 98                 174
                                             ------------     -----------         ----------          ----------
                                                    7,563           5,970             21,418              16,330
                                             ------------     -----------         ----------          ----------
Costs and expenses
  Cost of net sales                                 1,599           1,304              4,257               3,442
  Cost of service and monitoring income             1,944           1,453              5,370               4,141
  Cost of rental income                                84             104                297                 242
  Selling, general and administrative
    expenses                                        2,308           2,163              6,625               6,529
  Amortization and depreciation                       317             346                906                 881
  Research and development expenses                   474             326              1,482               1,142
                                              -----------      ----------         ----------          ----------
                                                    6,726           5,696             18,937              16,377
                                              -----------      ----------         ----------          ----------
Income (loss) before income taxes and
   cumulative effect of accounting change             837             274              2,481                 (47)
Income tax provision                                 (320)           (118)            (1,001)                (46)
                                              -----------       ----------         ----------          ----------
Income (loss) before cumulative effect of
 accounting change                                    517             156              1,480                 (93)
Cumulative effect on prior years of change
   in method of accounting for income taxes                                                                   75
                                             ------------       ----------          ---------        -----------
Net income (loss)                                    $517             $156             $1,480               ($18)
                                             ============       ==========          =========        ============
Income (loss) per common and common
  equivalent share:
    Income (loss) before cumulative effect
       of accounting change                         $0.08            $0.02              $0.22              ($0.01)
    Cumulative effect of accounting change           0.00             0.00               0.00                0.01
                                              -----------      -----------          ---------        ------------
  Net income (loss)                                 $0.08            $0.02              $0.22               $0.00
                                              ===========      ===========          =========        ============
Weighted average number of common and common
    equivalent shares outstanding                   6,785            7,202              6,869               7,139
                                              ===========      ===========          =========        ============




                                The accompanying notes are an integral
                             part of the consolidated financial statements.

                                   BI INCORPORATED
                               STATEMENT OF CASH FLOWS
                              (in thousands, unaudited)

                                                                                    For the nine months
                                                                                       ended March 31,
                                                                            -----------------------------
                                                                                  1995               1994
                                                                            ----------          ---------
Cash flows from operating activities:
  Net income (loss)                                                             $1,480               ($18)
  Adjustments to reconcile net income (loss)
  to net cash from operating activities:
    Depreciation and amortization                                                3,205              2,593
    Provision for losses on accounts receivable and STL's                          139                235
  Changes in assets and liabilities:
    Receivables                                                                   (632)              (242)
    Investment in STLs*                                                         (1,049)               865
    Inventories                                                                   (472)              (286)
    Accounts payable                                                               182                139
    Accrued expenses                                                               665               (218)
    Income taxes payable                                                          (162)              (267)
    Deferred revenue                                                               308                757
    Rental equipment-net, converted to STL                                         122
    Other                                                                         (214)              (186)
                                                                            ----------          ---------
Net cash from operating activities                                               3,572              3,372

Cash flows from investing activities:
  Capital expenditures                                                          (1,069)            (1,165)
  Increase in rental and monitoring equipment                                    (1,817)           (2,526)
  Increase in capitalized software                                                (172)              (403)
  Purchased software                                                                               (1,004)
  Other                                                                             (5)              (263)
                                                                            ----------        -----------
Net cash from investing activities                                              (3,063)            (5,361)

Cash flows from financing activities:
  Reduction of obligations under non-recourse
    and recourse borrowings*                                                                           (4)
  Purchase of treasury stock                                                    (2,501)
  Proceeds from issuance of common stock                                           150                389
                                                                            ----------        -----------
Net cash from financing activities                                              (2,351)               385
                                                                            ----------        -----------
Net change in cash and cash equivalents                                         (1,842)            (1,604)
Cash and cash equivalents at June 30                                             3,045              4,352
                                                                            ----------        -----------
Cash and cash equivalents at March 31 before short-term
  investments of $287 and $282 in 1995 and 1994, respectively                   $1,203             $2,748
                                                                            ==========        ===========

*Recourse and non-recourse borrowings are used by the Company to finance its investment in sales-type leases (STLs).  The reduction of the obligation is presented as if the cash is received by the Company from the customer and then disbursed to the lender.


                                   The accompanying notes are an integral
                                       part of the financial statements.

                                         BI INCORPORATED
                                  NOTES TO FINANCIAL STATEMENTS
                                            (unaudited)

Note 1 - Preparation of Financial Statements

These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report. The interim financial data are unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

Note 2 - Net Income per Common and Equivalent Share

Net income per common and common equivalent share is computed on the basis of the weighted average number of shares of common and common equivalent shares outstanding during the period. Common equivalent shares are determined using the treasury stock method, which assumes that proceeds from exercise of certain outstanding stock options and warrants are utilized to repurchase outstanding shares of the Company at the average fair market value during such period. Common equivalent shares were excluded from the nine months ended March 31, 1994 since the effect would have been to reduce the loss per share.

Note 3 - Uncertainty

During fiscal 1992 and 1994 the Company invested a total of $217,000 in JurisMonitor, Inc. (Juris) for a 16% ownership in this Company. Juris was researching and marketing products for the domestic violence industry. BI developed an initial product for Juris and is currently monitoring domestic violence offenders for approximately 16 agencies. In December 1994, Juris notified its shareholders that it was unable to continue operations and was pursuing the opportunities to sell, recapitalize or restructure Juris. At March 31, 1995, it is possible that the Company's investment in Juris may be impaired. Juris has received a letter of intent to be acquired, subject to due diligence. The Company is unable to determine if its investment will be fully recovered under this agreement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The three-month period ended March 31, 1995 (fiscal 1995), compared to the three-month period ended March 31, 1994 (fiscal
1994):

Total revenue for the three months ended March 31, 1995, increased 26.7% to $7,563,000 compared to $5,970,000 in the corresponding period a year ago as a result of increased sales and monitoring of home arrest systems. Even though net sales of the Company's home arrest equipment increased 35.0% in fiscal 1995 over fiscal 1994 there has been a transition by government agencies to contract monitoring services. Service, monitoring and rental income increased 25.0% to $4,421,000 in fiscal 1995 from $3,537,000 in fiscal 1994. This revenue base gives the Company more cash flow stability and opportunity to generate future recurring income.

Gross profit on net sales, service, monitoring and rental income increased to 51.7% in fiscal 1995 from 50.8% in fiscal 1994.
This increase relates largely to improved net sales margins from 42.9% in 1994 to 48.1% in 1995. In both quarters the Company offered a program to certain net sales customers to upgrade their home arrest equipment to the newest version. Lower profit margins were recognized on this upgrade program. Gross profit on service and monitoring decreased to 53.9% in 1995 compared to 56.1% in 1994 as a result of an increase in the average cost per day on a unit being monitored. This increased cost is largely related to additional labor required for specialized monitoring contracts. The Company is working on additional automation of the monitoring software to improve labor efficiencies.

Selling, general and administrative (S,G&A) expenses decreased as a percentage of total revenue to 30.5% or $2,308,000 in fiscal 1995 compared to 36.2% or $2,163,000 in fiscal 1994 primarily as a result of increased revenue. The $145,000 increase in 1995 compared to 1994 is largely related to increased sales, marketing and account management expenses on increased revenue. The Company believes its G&A expenses will not materially increase as a percentage of revenue in its next fiscal quarter.

Research and development (R&D) expenses increased to $474,000, or 6.3% of total revenue, in fiscal 1995 from $326,000, or 5.5% of total revenue, in fiscal 1994. R&D expenses were largely related to new product development and software enhancements to the Company's monitoring center operations in both periods. In January 1995, the Company introduced its alcohol monitoring product. As a result of the complexity in the use of this product, the Company's revenues from the introduction of this product will be limited in fiscal 1995.

The Company recorded income tax expense of $320,000 for the three months ended March 31, 1995, which differs from the statutory rate largely as a result of non-deductable goodwill amortization expense.

The nine-month period ended March 31, 1995 (fiscal 1995), compared to the nine-month period ended March 31, 1994 (fiscal 1994):

Total revenue increased 31.1% from $16,330,000 in fiscal 1994 to $21,418,000 in fiscal 1995. Service, monitoring and rental income increased 30.6% to $12,605,000 in fiscal 1995 from $9,652,000 in fiscal 1994 and remains at 59% of the Company's total revenue. The Company has refocused its sales efforts and believes this revenue source will continue to increase during the remainder of its fiscal year. Net sales income for the nine months ended March 31, 1995 did not include revenue from the Company's jail management system (JMS) software product. Currently the Company has a backlog of approximately

$900,000 for delivery of two JMS software installations. The
Company will begin recognizing revenue from this backlog beginning in its fiscal 1996 first quarter.

Gross profit on net sales, service, monitoring and rental income increased to 53.2% in fiscal 1995 from 51.2% in fiscal 1994 largely as a result of efficiencies gained on increased units being manufactured and monitored.

Selling, general and administrative expenses increased
$96,000 for fiscal 1995 compared to fiscal 1994 but decreased as a percentage of total revenue to 30.9% from the nine months ended March 31, 1995 compared to 40.0% for the same period a year ago. The increase was largely related to additional commissions on the 31% increase in total revenue during fiscal 1995 compared to 1994. In
December 1993 (fiscal 1994) the Company instituted certain cost reductions to restructure and redirect its SG&A expenses to reflect the transition of the Company's revenues toward service and monitoring.

Research and development expenses increased to $1,482,000 from $1,142,000 for the nine months ended March 31, 1995 and 1994, respectively. This increase is primarily a result of lower levels of capitalized software resulting from differences in the stage of developing software products which were recorded as an asset on the balance sheet, therefore reducing total R&D expenses. The Company believes its R&D expenses will continue to be 7% to 8% of total revenue during fiscal 1995. Development efforts associated with the development of a new jail management software platform will be capitalized in the fourth quarter of 1995 and in the first half of fiscal 1996.
Certain development expenses directly related to a JMS customer contract will be charged to cost of sales as revenue is recognized beginning fiscal 1996. Continued R&D expenditures are required to mainitain a leadership position in this industry.

The Company's income tax expense for fiscal 1995 was above the statutory rate as discussed above. A $75,000 benefit was recorded in fiscal 1994 from the adoption of Statement of Financial Accounting
Standards No. 109, "Accounting for Income Taxes".

LIQUIDITY AND CAPITAL RESOURCES

The Company has significant net accounts reveivable and net sales-type leases available to borrow against which could be used as collateral for future borrowing arrangements.

During the nine months ended March 31, 1995, the Company generated $3,572,000 from operating activities; expended
$3,058,000 for capital equipment, rental and monitoring equipment and internally developed software; and purchased $2,501,000 of its common stock on the open market. Together, these activities resulted in a decrease of cash and cash equivalents of $1,842,000.

Working capital decreased $302,000 to $11,407,000 at March 31, 1995. The decrease was primarily the result of a decrease in cash, offset by increases in receivables and inventories. The accrued acquisition liabilities decreased as the Company commenced to fulfill its obligation assumed under an acquisition agreement.

The Compay believes its existing sources of liquidity and funds expected to be generated from operations will provide adequate cash to fund the Company's anticipated working capital needs through fiscal 1995.

                    SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF
1934 THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED
ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                     BI Incorporated



Date    May 4, 1995                  By /s/David J. Hunter
    ------------------------             ------------------------------
                                           David J. Hunter
                                           President and Chief Executive Officer


                                         /s/Jacqueline A. Chamberlin
                                          ------------------------------
                                            Jacqueline A.Chamberlin
                                            Chief Financial Officer