Form 10-Q/A
period 1995-03-31
BI INC
filed 1995-08-25
CIK 716629

             THE PURPOSE OF THIS DOCUMENT IS TO
            INCLUDE THE FINANCIAL DATA SCHEDULE

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC  20549

                           FORM 10-Q/A

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

     Commission file number 0-12410
                            -------

                         BI Incorporated
         ---------------------------------------------
         (Exact name of issuer as specified in charter)

    Colorado                                     84-0769926
-------------------------------              ------------------
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



Date  August 25, 1995                 By /s/David J. Hunter
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