Form 10-K
period 1995-06-30
BI INC
filed 1995-09-22
CIK 716629

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                           ________________________

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  JUNE 30, 1995

Commission File Number:  0-12410

                                BI INCORPORATED
                                ---------------
            (Exact name of registrant as specified in its charter)

                                   COLORADO
                                   --------
                         (State or other jurisdiction
                       of incorporation or organization)

                                  84-0769926
                                  ----------
                     (I.R.S. Employer Identification No.)

                  6400 LOOKOUT ROAD, BOULDER, COLORADO 80301
                  ------------------------------------------
              (Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code:  (303) 530-2911

Securities registered pursuant to Section 12(b) of the Act:

                                     NONE

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, NO PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X  No ___
                                    ---

At September 6, 1995, there were 6,759, 671 shares of Common Stock outstanding and the aggregate market value of Common Stock held by non-affiliates was $44,492,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12 and 13 are incorporated by reference from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on November 9, 1995.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in difinitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                                    PART I


ITEM 1. BUSINESS.

GENERAL

              BI Incorporated (the "Company") designs, manufactures, markets and supports electronic monitoring systems for use by corrections agencies in electronically monitored house arrest ("EMHA") programs; an integral part of community corrections. The Company also provides 24-hour monitoring services of its equipment to community corrections agencies who choose to outsource their electronic home arrest programs. For the institutional sector of the corrections industry, BI provides the PREMIER JMS software system for complete management and maintenance of jail and prison information.

              Over the last ten years, BI has developed four generations of electronic home arrest products, and has grown significantly through an aggressive acquisition strategy. A direct competitor, Controlled Activities Corporation was acquired in 1988. Security Research, Inc. and Correctional Resources Incorporated which were acquired by BI in 1990, were combined to form BI's monitoring service centers, allowing the Company to provide additional services to corrections agencies. Recognizing yet another need within corrections, BI purchased the product rights to an automated caseload management service in December 1990, upon which BI's PROFILE/TM/ is based. In February 1991, the Company acquired another direct competitor, TrakTek, Inc.

              The Company completed the acquisition of Guardian Technologies, Inc. ("GTI") from its parent company, Cincinnati Microwave, Inc. ("CMI") in March 1992. GTI provided monitoring services and had a strong client base, as well as hardware manufactured by CMI and software for the home arrest market. Furthermore, an Agreement with CMI provided for a strategic alliance with the Company whereby the Company and CMI jointly designed, and CMI manufactured, certain products for the Company. This Agreement was terminated in December 1994 (see Note 5 of the Notes to Financial Statements). The Company also received a number of patents as part of the acquisition of GTI, one of which relates to remote alcohol and drug detection, which management considers valuable to future product development.

              In December 1993, the Company acquired an exclusive license for Jail Management Systems software from SCC Communications Corp. of Boulder, Colorado for $1,250,000, upon which BI's PREMIER JMS product is based.


INDUSTRY BACKGROUND

              According to the U.S. Bureau of Justice Statistics, nearly 5 million adults are under some form of correctional supervision in the U.S. today. The number of prisoners under the jurisdiction of federal or state correctional authorities at June 30, 1994 reached a record high of 1,012,851. In the first six months of 1994, this population grew by 40,000; equivalent to the addition of 1,500 inmates per week. Moreover, 2.9 million adults were under parole or probation sanction.

              The Company believes that its comprehensive product lines provide viable, cost-effective solutions to the problem of prison overcrowding, as well as providing additional innovative tools for corrections agencies and jails to more effciently manage the vast amount of information required. Monitoring services provided by BI enable corrections agencies to effectively manage probation and parole populations for less than one-half the daily rate of traditional institutional incarceration. Revenue can be returned to jurisdictions when electronic home arrest programs are structured in a way that allows the offender to pay for monitoring services.


THE MARKET

              The primary users of the Company's products are worldwide corrections agencies involved in probation, parole, pretrial or work furlough programs at the federal, state and county levels. As of June 30, 1995, 957 separate sites were using the Company's EMHA systems and services.


PRODUCTS


              BI Home Escort/TM/ System. The Company's premier product, the BI
              -------------------------
Home Escort System, consists of a radio frequency transmitter worn on an offender's ankle, a receiver unit called a field monitoring device ("FMD") installed in the offender's home and a host computer. The transmitter produces uniquely encoded signals which are received by the FMD. Using standard telephone lines, the FMD relays the information to a monitoring center's host computer. The host computer can communicate with several hundred FMDs at one time. If the offender moves beyond a certain distance from the FMD, the radio signal is broken and an indication of the break in transmission is relayed by the FMD to the host computer. Monitoring center personnel enter predetermined curfews into the host computer using the Company's proprietary software. If an offender fails to comply with these terms, or tampers with the transmitter, the host computer signals a violation and the officer in charge is alerted according to predetermined agency criteria.

              The BI Home Escort System is equipped with proprietary security features which include patented electronic tamper detection devices that cause a tamper signal to be transmitted to the host computer if the individual tampers with either the ankle bracelet or the FMD, and a call back feature to confirm at specified intervals the location of the FMD. The Company believes that with the inclusion of these tamper detection devices, the system's ability to cross check breaks in the transmission with pre-programmed curfew terms and the type of operating system on the host computer effectively differentiate the BI Home Escort System from its competitors' products.

              The Company expanded the flexibility of the BI Home Escort System by introducing a cellular option allowing the FMD and host computer to use cellular telephone networks. The Product enhancement enables corrections agencies to monitor individuals who do not have home telephone service, a common situation in certain foreign countries. Additionally, the BI Home Escort host computer can automatically fax its reports to agencies. The Company's voice verification technology was also adapted to work with BI Home Escort and is available as an option.

              In May 1993, the Company introduced its newest generation of field equipment, the BI 9000 Home Escort/TM/ Series. The new units deliver significant reductions in size and weight and establish unprecedented industry standards for security, performance and ease of use. The field-programmable transmitter features a field-replaceable one-year battery and more sophisticated encoding and encryption of messages.

              The BI Drive-BI/TM/ Monitor. The BI Drive-BI Monitor is a portable
              ---------------------------
unit used to receive transmissions from ankle bracelet transmitters worn by the offender. The Drive-BI does not require installation of an FMD in the offender's home. Rather, a compliance officer randomly drives by the individual's residence or work place and uses the portable receiving unit to verify compliance with the terms of the program.

              BI Home Escort(TM) System 600.  BI Home Escort System 600 is the
              -----------------------------
latest generation host computer monitoring system introduced in February 1994. The product is designed to grow with a correction agency's needs and can be upgraded with additional disk space, memory or workstations. It features multiprocessing capabilities, greater security, network communications and is easy to use. Faster computing power and numerous automatic functions increase an agency's productivity.

              BI 9200 REACT(TM).  The BI 9200 REACT is a remote, in-home alcohol
              -----------------
testing device which can be used in conjunction with electronic home arrest or as a stand alone product. It combines voice verification, triple tamper protection and fuel cell technology to provide corrections officials with actual analyses of offenders' blood alcohol gasses, not just breath results.

              BI CONTINUUM(TM) Contact Module.  The BI CONTINUUM Contact Module
              -------------------------------
is a software and hardware combination that reduces the paperwork involved in managing offenders in community corrections programs. Officers in the field use a bar code scanner to record routine data on offender contacts. The information collected is transferred into the data management software on an office computer which is used to generate reports as desired.

              BI Monitoring Services.  BI Incorporated uses several of the
              ----------------------
Company's electronic monitoring products to provide corrections agencies with comprehensive electronic home arrest monitoring services. Monitoring services include entering data, monitoring the status of individuals as displayed by the host computer and communicating any violations and other information according to predetermined criteria. Corrections officials use BI's equipment without having to provide agency staff to physically monitor individuals or capital to purchase equipment. This allows flexibility, control, security and dramatic savings over the costs of incarceration. The Company certifies its monitoring center personnel who monitor subjects from secured locations in Boulder, Colorado and Anderson, Indiana, 24 hours a day, seven days a week.

              BI PROFILE(SM).  BI PROFILE is an exception-based, automated
              --------------
reporting service that replaces agencies' labor-intensive manual systems of caseload management. Offenders assigned to BI PROFILE call a 900 number and answer a series of questions asked by a computer regarding change of address, telephone number or employment, compliance with court orders, restitution payments, etc. Information collected by the computer is recorded and archived. Through BI's monitoring center, BI PROFILE reports the exceptions or missed calls to officials. This enables officers to supervise offenders who need their attention.

              Because BI PROFILE calls are billed to offenders, the cost to participating agencies is nothing more than start up and training time. An extension of BI PROFILE is PROFILE Plus(SM) which combines the automated caseload management of BI PROFILE with the convenience of third party collection of supervision and other fixed fees.

              BI PREMIER(TM) Jail Management System.  BI's newest product, BI
              -------------------------------------
PREMIER Jail Management System ("JMS") is an applications software product that offers centralized, integrated management of jail information. It provides jails of all sizes comprehensive inmate tracking from entry through release while supporting a broad range of additional jail operations. JMS generates a full range of management information reports and enables authorized users to query the jail database and create specialized reports from industry-standard personal computer database packages.

              Dairy Automated Feed Distribution Product.  The Company's dairy
              -----------------------------------------
cattle automated feed distribution product uses a passive radio frequency identification tag fastened around cows' necks. Automatic identification of cows allows dairymen to tailor the appropriate ration of concentrated feeds to the needs of the individual cows. The Company sells the electronic components of the automated feed system to value-added resellers who sell the completed system through their own distribution channels.

PRODUCT DEVELOPMENT

              The Company designs and engineers the primary hardware and software elements of its product lines, other than the host computer systems. The Company solicits customer input to enhance its current products and to develop and design new products. Currently, the Company is developing an open system architecture platform for its JMS product. For the years ended June 30, 1995, 1994, and 1993, the Company had research and development expenses of approximately $2,100,000, $1,500,000, and $1,700,000, respectively.

MANUFACTURING

              In December 1994, the Company terminated its manufacturing agreement with CMI (see Note 5 of the Notes to Financial Statements) and a local circuit board assembler was selected. At its facility in Boulder, Colorado, the Company performs final assembly, testing and quality control. The Company generally uses standard parts and components obtained from a variety of vendors. The Company has not experienced, and does not anticipate it will experience any difficulty in obtaining the necessary manufacturing assemblies, parts and components.

SALES, DISTRIBUTION AND MARKETING

              The Company markets and sells its products and services throughout the United States directly through its sales personnel. Monitoring services are provided through the Company and the Company's authorized service providers. The acquisition of GTI brought the Company a key account in Singapore. Because of Singapore's EMHA program plans and strategic location in the Pacific Rim, the Company views this program as key to future sales in the international market. In fiscal 1995 and 1994, the Company sold its EMHA products to distributors in the in the United Kingdom and Sweden, respectively. The Company believes the success of these programs will open up other opportunities in the European markets. The Company also markets its products internationally through its distributor in Canada, and is actively pursuing opportunities in several other countries.

              Customers may acquire the Company's products and services by purchase, lease or lease-purchase. Under a typical lease arrangement, the lease term is for a period of up to one year, payments are due monthly and the Company retains title to the equipment. Under the typical lease-purchase agreement, the lease is for a term of 24 to 36 months, payments are due monthly and generally the customer has the option to acquire the equipment at a nominal cost at the end of the lease term. Payments by governmental entities under lease and lease-purchase arrangements are contingent upon annual appropriations. The Company believes that the likelihood of non-payment due to lack of appropriations is remote. See Notes 1 and 3 to the Financial Statements.

SIGNIFICANT CUSTOMERS

              In fiscal 1995, the Administrative Office of the U.S. Courts accounted for 14% of the Company's total revenue. A loss of this customer would have a material, adverse effect on the Company. In fiscal 1994 and 1993, no single customer accounted for more than 10% of the Company's total revenue.

CUSTOMER SERVICE, SUPPORT AND WARRANTIES

              The Company believes that extensive customer service and support are critical to maintaining a leading position in the EMHA industry. The Company provides extensive support services to its customers including complete installation, training and ongoing technical assistance. The Company operates a toll-free hotline, which customers with products under warranty or covered by extended service contracts may use to request assistance on the operation of the Company's monitoring systems. The Company can perform many remote diagnostic procedures using telephones and modems, and historically, using these procedures, has been able to correct many of the difficulties experienced by its customers. The Company provides customers any updates of its monitoring system software free of charge during the warranty period and the period of an extended service contract.

              The Company arranges for 24-hour hardware service on the NCR computer equipment and peripherals, and directly provides 24-hour software support. Products manufactured by the Company are serviced at its Boulder, Colorado facility. The Company provides a full warranty on all its products for one year from the date of delivery or for the term of a lease. The Company also offers, for a fee, annual extended service contracts which provide the same coverage. Certain of the warranties provided by the Company's suppliers are for a period less than the period by the Company to its customers.

BACKLOG AND RECURRING REVENUE

              At June 30, 1995, the Company had a $447,000 backlog for purchases of its BI Home Escort Systems which it delivered during the first month of fiscal 1996, and a $63,000 backlog for its agricultural products for delivery during the first month of fiscal 1996. The same backlogs were $552,000 and $121,000, respectively, at June 30, 1994. The Company includes only firm purchase orders in its backlog, which can vary significantly from month to month. The Company believes that its backlog at any particular time is generally not indicative of the level of future sales. In addition to purchase backlog, the Company had approximately $1,650,000 of monthly recurring monitoring, service and rental revenue under contract at June 30, 1995, compared to approximately $1,300,000 at June 30 1994. The Company also has two contracts to deliver Premier Jail Management software totalling approximately $850,000 in revenue during fiscal 1996, compared to no contracts in fiscal 1995.

COMPETITION

               The Company believes there are seven competitors in the manufacturing of EMHA equipment and 15 competitors in the monitoring of this equipment. It is anticipated that competition will increase as additional companies and corrections agencies recognize the benefits of EMHA programs. The principal methods of competition are price, quality of products and service, experience and proven product performance. While the Company believes that its products and services are currently superior to those of its competitors, there can be no assurance that this competitive advantage will be maintained.

               Because of the relatively immature state of the corrections information management systems market, the current competition to BI's PREMIER(TM) Jail Management System is extremely fragmented. It consists of approximately ten small applications companies who provide jail management systems with widely varying degrees of functionality. With national focus on The Federal Crime Bill, the Company believes competition will increase.

REGULATION

               Since the Company's products emit radio frequency energy, they are subject to government regulations as to power levels and frequency. The Company has received approvals from the Federal Communications Commission and waivers or approvals from certain foreign countries for its current products. It will be necessary to obtain waivers or approvals for these products in other countries in order to export these products and to obtain waivers or approvals in the United States and foreign countries with respect to future products.

INSURANCE

               The Company maintains general and professional liability insurance coverage at $5,000,000 and $3,000,000, respectively. Management of the Company believes such insurance is adequate for its existing operations.

PATENTS AND PROPRIETARY TECHNOLOGY

               The Company has 22 United States and 15 foreign patents issued as well as one United States patent and eight foreign patents pending. These patents expire between 2001 and 2011. The Company licenses proprietary voice verification technology exclusively for its home arrest product. This license is in effect through December 1997, and may be extended. In December 1993, the Company acquired an exclusive license for Jail Management Systems software. There can be no assurance that the protection afforded by these patents and licenses will provide the Company with a competitive advantage, or that the Company will be able to successfully assert its intellectual property rights in infringement actions. In addition, there can be no assurance that the Company's current products or products under development will not infringe other patents or proprietary rights of others.

EMPLOYEES


              At June 30, 1995, the Company had 234 full-time employees and 48 part-time employees, none of whom are represented by a union. Of these 282 employees, 24 were management and administrative; 50 sales, marketing, service and support; 44 manufacturing; 31 research and development; and 133 were monitoring. Management believes that its relations with its employees are good.


EXECUTIVE OFFICERS OF THE COMPANY

At June 30, 1995 the executive officers of the Company were as follows:

============================================================================
         Name              Age                     Position
         ----              ---                     --------
----------------------------------------------------------------------------
----------------------------------------------------------------------------
David J. Hunter             50    President and Chief Executive Officer
----------------------------------------------------------------------------
Mckinley C. Edwards, Jr.    53    Executive Vice President of Operations,
                                  Secretary and Treasurer
----------------------------------------------------------------------------
Richard L. Willmarth        45    Executive Vice President of Field
                                  Operations
----------------------------------------------------------------------------
Jacqueline A. Chamberlin    40    Vice President of Finance and Chief
                                  Financial Officer
============================================================================

All executive officers serve at the discretion of the Board of Directors.


              David J. Hunter joined the Company in June 1981, and served as Operations Manager and Vice President of Operations from January 1982, Vice President and Chief Operating Officer since July 1982, and was elected to the Board of Directors in December 1982. In April 1985, he was elected President and Chief Executive Officer.

              Mckinley C. Edwards, Jr. has been Executive Vice President of Operations since April 1985, and a Director since April 1990. He joined the Company in November 1983, as Manufacturing Manager, was elected Vice President of Manufacturing in November 1984, and Treasurer and Secretary in June 1986.

              Richard L. Willmarth joined the Company in March 1988, as National Sales Manager, was promoted to Vice President of Sales in February 1989, and elected a corporate officer of this position in December 1990. In November 1993, he was promoted to Executive Vice President of Field Operations.

              Jacqueline A Chamberlin has been Vice President of Finance and Chief Financial Officer since November 1993. She joined the Company in January 1983, and served as Accounting Manager through November 1985, Controller until May 1992, and Vice President of Accounting until November 1993.

ITEM 2. PROPERTIES.


              In October 1990, the Company moved to 6400 Lookout Road, Boulder, Colorado, and has signed a seven-year lease expiring September 1997, for approximately 33,000 square feet. In January 1994, the Company added approximately 16,000 square feet of office space in the same location under the lease expiring September 1997. The Company also leases approximately 7,000 square feet under leases expiring June 1995, in Anderson, Indiana for the Company's eastern monitoring office. Currently the Company is renegotiating its Anderson lease for approximately the same square feet. The Company is planning to add up to 10,000 square feet of office space in Boulder during fiscal 1996.


ITEM 3. LEGAL PROCEEDINGS


              On February 1, 1995, Digital Products Corporation and Monitoring Services, Inc. files a complaint naming BI Incorporated and Michael Fox, a BI employee, as defendants in the United States District Court for the District of New Jersey, alleging intentional, malicious and tortious interference with present and prospective contractual relations. They are seeking damages in excess of $50,000. The Company intends to vigorously defend this action.

              On April 21, 1995, Clara Willis, special administrator of the Estate of Seke T. Willis, deceased, filed a complaint naming Michael Sheahan, Sheriff of Cook County, Gerald Hodges, County of Cook minicipality, Cook County Department of Corrections and BI Incorporated as defendants in the Circuit Court of Cook County, Illinois, alleging malfunction of a home arrest system causing wrongful death. This action is in early stages of discovery. However, the Company believes its equipment worked appropriately and intends to vigorously defend this action.

              On April 28, 1995, Jorge Rivera, Surillo & Co, Inc. filed a complaint naming BI Incorporated as defendant in the San Juan Supreme Court, alleging wrongful termination of a distributor agreement. He is claiming damages in excess of $2,700,000. The action is in early stages of discovery. The Company intends to vigorously defend this action. The Company has requested that this case be moved to Federal District Court in Puerto Rico.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

              The Common Stock is traded on the Nasdaq Stock Market under the symbol "BIAC."

              The following table sets forth for the periods indicated the range of high and low bid prices for the Common Stock as reported by NASDAQ. The bid quotations represent inter-dealer quotations, without retail mark-ups, mark-downs or commissions and may not necessarily represent transactions.

======================================================================
                          Fiscal Year Ended June 30,
                                     1995
----------------------------------------------------------------------
                                   High                    Low
                                   ----                    ---
----------------------------------------------------------------------
First Quarter                      $5.38                   $3.75
----------------------------------------------------------------------
Second Quarter                      5.75                    4.25
----------------------------------------------------------------------
Third Quarter                       7.00                    4.38
----------------------------------------------------------------------
Fourth Quarter                      7.38                    5.75
----------------------------------------------------------------------
                          Fiscal Year Ended June 30,
                                     1994
----------------------------------------------------------------------
First Quarter                      $9.88                   $6.50
----------------------------------------------------------------------
Second Quarter                      8.88                    5.50
----------------------------------------------------------------------
Third Quarter                       6.25                    3.75
----------------------------------------------------------------------
Fourth Quarter                      6.25                    4.38
======================================================================

              As of June 30, 1995, there were approximately 6,000 holders of record of the Common Stock.

              The Company has never paid cash dividends. It is the Company's intention to retain earnings to finance the expansion of its business, and therefore it does not anticipate paying cash dividends in the forseeable future. Payment of dividends, if any, will be at the discretion of the Board of Directors after taking into account various, factors, including the Company's financial condition, results of operations, current and anticipated cash needs, plans for expansion and restrictions, if any, under its debt obligations. The Company's current line of credit however, the Company does not owe any amounts on the line of credit, and therefore is not subject to these dividend restrictions.

ITEM 6. SELECTED FINANCIAL DATA.


              The following selected Balance Sheet data and Statement of Operations data have been derived from the Financial Statements of the Company. The financial data set forth below should be read in conjunction with the Financial Statements and notes thereto and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                      Year Ended June 30,
                                            -------------------------------------------------------------------
                                              1995          1994           1993           1992           1991
                                            -------------------------------------------------------------------
                                                          (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
     Total revenue                          $29,873        $22,701        $24,634        $17,210        $14,719
     Cost of operations                      13,788         10,645         11,179          8,249          6,382
                                            -------        -------        -------        -------        -------
     Gross profit                            16,085         12,056         13,455          8,961          8,337
     Selling, general and
      administrative expenses                 9,247          8,554          7,948          6,817          5,442
     Depreciation and amortization            1,249          1,233          1,422            693            456
     Research and development
      expenses                                2,117          1,553          1,651          1,301          1,488
                                            -------        -------        -------        -------        -------
     Income before income
      taxes and extraordinary item            3,472            716          2,434            150            951
     Income tax provision                    (1,150)          (277) (1)      (848)          (124)          (421)
                                            --------       --------       --------       --------       --------
     Income before extra-
      ordinary item                           2,322            439          1,586             26            530
     Extraordinary item - tax
      benefit resulting from
      utilization of operating
      loss carryforward                                                       248             92            331
                                            -------        -------        -------        -------        -------
     Net income                             $ 2,322        $   439        $ 1,834        $   118        $   861
                                            =======        =======        =======        =======        =======

     Net income per share (2)               $   .34        $   .06        $   .25        $   .02        $   .15
                                            =======        =======        =======        =======        =======
     Weighted average common and common
      equivalent shares outstanding           6,883          7,227          7,257          6,267          5,566
                                            =======        =======        =======        =======        =======

BALANCE SHEET DATA:
     Working capital                        $12,938        $11,709        $13,825         $9,522        $14,364
     Total assets                            36,881         36,871         35,354         32,566         24,247
     Long-term debt, net of current
      maturities and deferred revenue           146            209            582              4            335
     Total stockholders' equity              32,332         32,186         31,085         28,470         21,955

(1) Cumulative effect on prior years of the change in the method of accounting for income taxes for the year ended June 30, 1994 was $75,000.

(2) Income per share before extraordinary item was $.22, $.01, and $.10 for the fiscal years ended June 30, 1993, 1992, and 1991, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS:

     The following table sets forth, for the periods indicated, the percentage of revenue of selected amounts from the Company's Consolidated Statement of
Operations:

                                                                                Year Ended June 30,
                                                                  ---------------------------------------------
                                                                       1995           1994           1993
                                                                  ---------------------------------------------
Revenue

 Net Sales                                                               40.2%          38.6%          51.9%

 Service, monitoring & rental income                                     58.7           59.9           47.0

 Interest and other income                                                1.1            1.5            1.1
                                                                        -----          -----          -----

 Total revenue                                                          100.0          100.0          100.0
                                                                        -----          -----          -----
Gross profit

 Net sales                                                               50.5           46.5           55.1

 Service, monitoring & rental income                                     55.4           56.2           53.0
                                                                        -----          -----          -----

 Total gross profit                                                      53.8           53.1           54.6
                                                                        -----          -----          -----
Expenses

 Selling, general & administrative                                       30.9           37.7           32.2

 Depreciation & amortization                                              4.2            5.4            5.8

 Research & development                                                   7.1            6.8            6.7
                                                                        -----          -----          -----

 Total expenses                                                          42.2           49.9           44.7
                                                                        -----          -----          -----

Income before taxes, extraordinary item and accounting change            11.6            3.2            9.9
                                                                        -----          -----          -----

Net income                                                                7.8%           1.9%           7.4%
                                                                        ======         ======         ======


REVENUE

     Total revenue increased 31.6% from $22,701,000 in 1994 to $29,874,000 in 1995. Net sales, service and monitoring income increased 37.3% and 30.6%, respectively in 1995. There continues to be a transition by government agencies to contract monitoring services rather than purchase home arrest equipment to run their own programs. Thirty-three percent of 1995 net sales revenue was generated from service provider companies who buy the Company's equipment and provide the monitoring services to government agencies instead of the Company. Therefore, directly or indirectly, 72% of the Company's total revenue was related to providing services through monitoring and equipment rentals to government agencies. The number of customer sites using the Company's monitoring services increased 33% from June 30, 1994 to June 30, 1995. At June 30, 1995, the Company had monthly recurring revenue of approximately $1,600,000 from such contracts compared to approximately $1,300,000 at June 30, 1994. The increased customer base gives the Company's annual revenue more predictability and opportunity to increase future recurring revenue .

     Total revenue decreased 7.8% from $24,634,000 in 1993 to $22,701,000 in 1994. Net sales decreased $4,026,000 or 31.5% in 1994 compared to the same period in 1993. This decline related largely to two customers who generated $2,931,000 of sales revenue in 1993 compared to $374,000 in 1994. In addition, because of the transition by government agencies to contract monitoring services, revenue was recognized on a daily basis on the number of units monitored and rented versus one-time equipment sales. Therefore service, monitoring and rental income increased 17.5% to $13,607,000 for 1994 compared to $11,576,000 in 1993.

     The Company continued to manufacture and sell agriculture products to its existing customers. Net sales revenue was $364,000, $469,000, and $287,000 in fiscal 1995, 1994 and 1993, respectively.

Gross Profit

     Gross profit as a percentage of total revenue increased from 53.1% in 1994 to 53.8% in 1995. During the first half of 1995, the Company continued to experience design and manufacturing quality problems on its home arrest equipment manufactured by Cincinnati Microwave, Inc. (CMI) under an OEM agreement. Rework costs were recorded in cost of goods. In December 1994, the Company terminated this agreement (see Note 5 to the Financial Statements). An alternative circuit board assembler was selected in Colorado. The manufacturing rights, documentation, technology, tools and molds were received by the Company and used to manufacture the home arrest product at a reduced cost from that charged by CMI. These savings began to be reflected in the Company's fourth quarter of 1995 and should continue into 1996. Cost of goods on net sales income in 1995 was impacted negatively by the inclusion of $252,000 in amortization of the jail management system software which did not recognize any revenue during 1995. In fiscal 1996, the Company expects net sales margins to be consistent with those in 1995 .

     Gross profit on service, monitoring and rental income decreased to 55.4% in 1995 compared to 56.2% in 1994. Cost of goods increased largely as a result of increased monitoring labor required for specialized monitoring contracts. The Company is currently working on additional automation of the monitoring software to improve labor efficiencies .

     Gross profit as a percentage of total revenue decreased from 54.6% in 1993 to 53.1% in 1994. During the last half of 1994, the Company offered a program to its customers to upgrade their home arrest equipment to its premier BI 9000 Home Escort Series. Lower margins were recognized from this upgrade program. Also, rework costs associated with the CMI manufacturing contract reduced margins as discussed above. Gross product on service, monitoring and rental income increased to 56.2% in 1994 from 53.0% in 1993 largely as a result of efficiencies gained from increased units being monitored during 1994 compared to 1993.

Selling, General and Administrative Expenses (S,G&A)

     S,G&A expenses increased from $8,554,000 in 1994 to $9,247,000 in 1995, but decreased as a percentage of total revenue to 30.9% in 1995 compared to 37.7% one year ago. The increase of $693,000 in 1995 is largely related to increased sales, marketing, account management and commission expenses on increased revenue. In its fourth quarter of 1995, the Company wrote down its investment in JurisMonitor, Inc. (Juris) by $100,000. On July 5, 1995, the Company signed a letter of intent to acquire the assets of Juris. The valuation of the assets should equal or exceed the remaining $117,000 investment remaining on the balance sheet (see Note 10 to the Financial Statements). At June 30, 1995, the Company had 234 full-time employees, compared to 208 employees at June 30, 1994. In fiscal 1996 the Company expects to increase marketing expenses associated with continued efforts to identify market expansion and diversification opportunities.

     S,G&A expenses increased form $7,948,000 in 1993 to $8,554,000 in 1994. The increase of $606,000 was largely related to expenses associated with selling and marketing efforts to increase and expand the customer base. In the third fiscal quarter of 1994 the Company implemented certain cost reductions which were reflected in its fourth quarter. At June 30, 1994, the Company had 208 full-time employees, compared to 186 employees at June 30, 1993.

Amortization and Depreciation (A&D)

     Fiscal 1995 and 1994 amortization expense associated with the manufacturing contract with CMI was included in cost of goods in the amount of $506,000 and $353,000, respectively. In 1993, this amortization of $300,000 was recorded in A&D expense. During 1994, amortization expense if $117,000 associated with the acquisition of the JMS software was also recorded as an A&D expense. During 1995, the Company recorded JMS amortization expense as cost of goods in the amount of $252,000.

Research and Development Expenses (R&D)

     R&D expenses increased to $2,117,000 in 1995 from $1,553,000 in 1994 but remained at approximately 7% of total revenue for both periods. During 1995, the Company expensed $144,000 associated with cost over-runs on a JMS project to be delivered and accepted by the customer in fiscal 1996. The Company also incurred additional development expenses of $148,000 to expand the functionality of JMS. Increased R&D expenses also resulted from the Company's development of a newly introduced alcohol monitoring product. During 1996, the Company expects R&D expenses to remain at approximately 7% of total revenue for new product development and certain enhancements to the Company's monitoring center operations .

Net Income and Income Taxes

     The Company recorded income tax expense of $1,375,000 and $352,000 for 1995 and 1994, respectively, which differs form the statutory rate largely as a result of non-deductible goodwill amortization expense. During 1995, tax expense was reduced by the release of a deferred tax asset valuation allowance of $225,000 as the Company now believes that it is more likely than not that such assets will be realized. A $75,000 benefit was recorded during 1994 from the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

     For fiscal 1995, the Company had net income of $2,322,000 or $.34 per share compared to net income of $439,000 or $.06 per share in fiscal 1994. The increase in net income relates primarily to the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     During fiscal 1995, the Company generated $5,786,000 of cash from operating activities, received $271,000 form the issuance of common stock, repurchased $2,500,000 of its common stock, expended $1,326,000 for capital equipment and leasehold improvements, expended $2,527,000 for equipment associated with rental and monitoring contracts, and paid

$235,000 for internally developed software. Together, these activities resulted in a decrease in the balance of cash and cash equivalents of $687,000 for fiscal 1995.

     The Company's working capital increased approximately $1,228,000 to $12,938,000 at June 30, 1995. The increase in working capital was primarily the result of increases in receivables, sales-type leases and inventories offset by increases in deferred revenue and accrued compensation and benefits.

     The Company has an available $2,000,000 line of credit with Bank One, Boulder, Colorado which expires in September 1995. The Company intends to renew the credit line. No amounts were drawn against this line at June 30, 1995.

     Working capital may be obtained by financing certain operating and sales-type leases under recourse and non-recourse borrowing arrangements. These borrowings would be collateralized with a security interest in the leased equipment. At June 30, 1995, the Company had unfunded leases in the amount of approximately $5,711,000 against which it may attempt to borrow.

     The Company believes it will have adequate cash to fund anticipated working capital needs through fiscal 1996.


ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


     The Report of Independent Accountants and Financial Statements are set forth of pages F-1 to F-17 of this report.

     Schedule VIII is provided in the Financial Statement Schedule Section. All other financial statement schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


     There were not changes in accountants and no significant disagreements with accountants on accounting and financial disclosure.

                                   PART III

     Items 10 (except as to executive officers, see Part I), 11, 12 and 13 are hereby incorporated by reference from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on November 9, 1995.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)              The following documents are filed as part of this report:

                   1.   Financial Statements

                        Report of Independent Accountants

                        Balance Sheet at June 30, 1995 and 1994

                        Statement of Operations for each of the three years in the period ended June 30, 1995

                        Statement of Changes in Stockholders' Equity for each of the three years in the period ended June 30, 1995

                        Statement of Cash Flows for each of the three years in the period ended June 30, 1995

                        Notes to Financial Statements

                   2.   Financial Statement Schedules:
                          Schedule VIII - Valuation and qualifying accounts

                        All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

  (b) Reports on Form 8-K: Amendments No. 2 and No. 3 to Form 8-K dated March 27, 1992. Previously filed with the Commission as an exhibit to Form S-3 dated June 21, 1993 and as amended July 6, 1993, and incorporated by reference.

  (c)              Exhibits:

   3.1             Articles of Incorporation, as amended, of the Registrant (1)

   3.2             Bylaws, as amended, of the Registrant (2)

   4.1             Form of Common Stock Certificate (3)

   4.2 Warrant dated November 3, 1993 for 4,500 shares, previously filed with the Commission as an exhibit to 1994 Form 10-K and incorporated by reference.

   4.3 Warrant dated July 28, 1993 for 7,500 shares, previously filed with the Commission as an exhibit to 1994 Form 10-K and incorporated by reference.

   4.4 Warrant dated November 18, 1992 for 4,500 shares. Previously filed with the Commission as an exhibit to 1993 Form 10-K, and incorporated by reference.

   4.5 Warrants dated April 24, 1991 for 67,967 shares. Previously filed with the Commission as an exhibit to 1991 Form 10-K, and incorporated by reference.

   4.6             BI Incorporated Employee Non-Qualified Stock Option Plan.
                   Filed as an exhibit to Form S-8, March 24, 1988 (Registration No. 33-20843), and incorporated by reference, and modified by exhibit to Form S-8, filed with the Commission on December 28, 1990, and incorporated by reference.

   4.7 BI Incorporated Director and Key Employee Non-Qualified Stock Option Plan. Filed with the Commission on May 29, 1990, as an exhibit to Form S-8, and incorporated by reference, and modified by exhibit to Form S-8, filed with the Commission on April 28, 1993, and incorporated by reference.

   4.8 BI Incorporated Incentive Stock Option Plan, Filed with the Commission on March 24, 1988 as an exhibit to Form S-8, (Registration No. 33-20843), and incorporated by reference, and modified by exhibit to Form S-8, filed with the Commission on December 28, 1990, and incorporated by reference.

   4.9 1990 Director Non-Qualified Stock Option Plan. Previously filed with the commission as an exhibit to 1990 Form 10-K, and incorporated by reference.

   4.10 BI Incorporated 1991 Employee Stock Purchase Plan. Filed with the commission on December 28, 1990 as an exhibit to Form S-8, Registration No 33-38428, and incorporated by reference.

   4.11 BI Incorporated 1991 Stock Option Plan. Filed with the Commission on December 20, 1991 as an exhibit to Form S-8, and modified by exhibit to Form S-8, filed with the Commission on April 28, 1993, and incorporated by reference, and modified by exhibit to Form S-8, filed with the Commission on March 2, 1995, and incorporated by reference.

   10.1 Contract Agreement No. 7451 between the State of Michigan and the Company filed with the commission as an exhibit to 1991 Form 10-K and incorporated by reference.

   10.2 Form of Employment Agreement, previously filed with the Commission as an exhibit to 1994 Form 10-K and incorporated by reference.

  *23.1            Consent of Price Waterhouse LLP

* Filed herewith


(1) Incorporated by reference from the Company's Proxy Statement for the Annual meeting of shareholders held November 7, 1991.

(2) Incorporated by reference from the Company's Registration Statement on Form S-18 (Registration No. 2-82311-D) effective May 4, 1983.

(3) Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 33-36683) filed September 4, 1990.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BI Incorporated

                                    By:/s/ David J. Hunter
                                       -------------------------
                                           David J. Hunter
                                           President


                                    Date: September 21, 1995
                                          ------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


SIGNATURE                           TITLE                              DATE
---------                           -----                              ----

/s/ David J. Hunter
----------------------------
David J. Hunter                     President, Chief Executive
                                    Officer and Director
                                    (Principal Executive Officer)      September 21, 1995

/s/ Jacqueline A. Chamberlin
----------------------------
Jacqueline A. Chamberlin            Vice President of Finance
                                    (Principal Financial and
                                    Accounting Officer)                September 21, 1995

/s/ Jeremy N. Kendall
----------------------------
Jeremy N. Kendall                   Chairman                           September 21, 1995

/s/ William E. Coleman
----------------------------
William E. Coleman                  Vice Chairman                      September 21, 1995

/s/ Mckinley C. Edwards, Jr.
----------------------------
Mckinley C. Edwards, Jr.            Director                           September 21, 1995

/s/ Beverly J. Haddon
----------------------------
Beverly J. Haddon                   Director                           September 21, 1995

/s/ Perry M. Johnson
----------------------------
Perry M. Johnson                    Director                           September 21, 1995

/s/ George J. Pilmanis
----------------------------
George J. Pilmanis                  Director                           September 21, 1995

/s/ Frank L. Randall, Jr.
----------------------------
Frank L. Randall, Jr.               Director                           September 21, 1995

/s/ Byam K. Stevens, Jr.
----------------------------
Byam K. Stevens, Jr.                Director                           September 21, 1995

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of BI Incorporated

In our opinion, the financial statements listed in the index appearing under
Item 14(a) 1 and 2 present fairly, in all material respects, the financial position of BI Incorporated and its subsidiaries at June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP



Boulder, Colorado
August 11, 1995

                                BI INCORPORATED
                                 BALANCE SHEET
                                (in thousands)


                                                         JUNE 30,
                                                -------------------------
                                                    1995           1994
                                                ----------     ----------
  ASSETS
Current assets
 Cash and cash equivalents                         $2,358         $3,045
 Short-term investments                               376            282
 Receivables, net                                   6,245          5,259
 Investment in sales-type leases, net               3,204          3,076
 Inventories, net                                   3,278          2,816
 Deferred income taxes                                519            626
 Prepaid expenses                                     683            433
                                               -----------     ----------
  Total current assets                             16,663         15,537

Investment in sales-type leases, net                2,792          2,377
Rental and monitoring equipment, net                4,197          4,031
Property and equipment, net                         2,027          1,729
Software, net                                       2,004          2,580
Intangibles, net                                    8,162          9,124
Deferred income taxes                                 568            879
Other assets                                          468            614
                                                ----------     ----------
                                                  $36,881        $36,871
                                                ==========     ==========

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable                                    $407           $551
 Accrued compensation and benefits                  1,060            940
 Accrued acquisition liabilities                       63            705
 Accrued product warranty                             326            353
 Current income taxes payable                         130            162
 Deferred revenue                                   1,232            760
 Other liabilities                                    507            357
                                                ----------     ----------
  Total current liabilities                         3,725          3,828
                                                ----------     ----------
Deferred revenue and long-term debt                   824            857
                                                ----------     ----------
Commitments and contingencies (Notes 6 & 10)

Stockholders' equity
 Common stock, no par value, 75,000 shares
  authorized; 6,865 shares issued June 30, 1995
  and 7,369 shares issued June 30, 1994            28,883         31,159
 Retained earnings                                  3,464          1,142
 Less treasury shares at cost; 154 shares at
  June 30, 1995 and 183 shares at June 30, 1994       (15)          (115)
                                                ----------     ----------
                                                   32,332         32,186
                                                ----------     ----------
                                                  $36,881        $36,871
                                                ==========     ==========

                    The accompanying notes are an integral
                      part of these financial statements.

                                BI INCORPORATED
                            STATEMENT OF OPERATIONS
                    (in thousands except per share amounts)


                                                  Year ended June 30,
                                            -----------------------------
                                                1995      1994      1993
                                            -----------------------------
Revenues
 Net sales                                    $12,022    $8,756   $12,782
 Service and monitoring income                 16,714    12,795    10,996
 Rental income                                    830       812       580
 Interest and other income                        308       338       276
                                            -----------------------------
                                               29,874    22,701    24,634
Costs and expenses
 Cost of net sales                              5,956     4,687     5,739
 Cost of service and monitoring income          7,457     5,606     5,219
 Cost of rental income                            375       352       221
 Selling, general and administrative
  expenses                                      9,247     8,554     7,948
 Depreciation and amortization                  1,250     1,233     1,422
 Research and development expenses              2,117     1,553     1,651
                                            -----------------------------
                                               26,402    21,985    22,200
Income before income taxes,
 extraordinary item and cumulative
 effect of accounting change                    3,472       716     2,434
Income tax provision                           (1,150)     (352)     (848)
                                            -----------------------------
Income before extraordinary item and
 cumulative effect of accounting change         2,322       364     1,586
Extraordinary item - tax benefit
 resulting from utilization of operating
 loss carryforwards                                                   248
Cumulative effect on prior years of
 change in method of accounting for
 income taxes                                                75
                                            -----------------------------
Net income                                     $2,322      $439    $1,834
                                            =============================

Income per common and common equivalent
 shares:
 Income before extraordinary item and
  cumulative effect of accounting change        $0.34     $0.05     $0.22
 Extraordinary item and cumulative
  effect of accounting change                              0.01      0.03
                                            -----------------------------
 Net income                                     $0.34     $0.06     $0.25
                                            =============================

Weighted average number of common and
 common equivalent shares outstanding           6,883     7,227     7,257
                                            =============================

                    The accompanying notes are an integral
                      part of these financial statements.

                               BI INCORPORATED

                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                (in thousands)

                                                    Common Stock            Treasury Stock         Retained
                                               ----------------------   ----------------------
                                                 Shares       Amount       Shares    Amount     Earnings/(Deficit)             Total
                                               ----------------------   ----------------------   ---------------    ----------------
Balance June 30, 1992                              7,180     $29,619         (189)    ($18)            ($1,131)              $28,470
  Exercise of stock options and warrants              61         337           19        1                                       338
  Issuance of common stock in connection
   with acquisition                                    8          34                                                              34
  Issuance of common stock pursuant to
   stock purchase plan                                 4          30                                                              30
  Tax benefit from exercise of stock options                     379                                                             379
  Net income                                                                                             1,834                 1,834
                                               ----------------------   ----------------------   ---------------    ----------------
Balance June 30, 1993                              7,253      30,399         (170)     (17)                703                31,085
  Exercise of stock options and warrants             109         370            5        1                                       371
  Stock repurchases                                                           (18)     (99)                                     (99)
  Issuance of common stock pursuant to
   stock purchase plan                                 7          33                                                             33
  Tax benefit from exercise of stock options                     122                                                            122
  Tax effect of adoption of SFAS 109                             235                                                            235
  Net income                                                                                               439                  439
                                               ----------------------   ----------------------   ---------------    ----------------

Balance June 30, 1994                              7,369      31,159         (183)    (115)              1,142                32,186
  Exercise of stock options and warrants              39         220           11        1                                       221
  Stock repurchases                                                          (538)  (2,500)                                  (2,500)
  Retirement of repurchased stock                   (556)     (2,599)         556    2,599
  Issuance of common stock pursuant to
   stock purchase plan                                13          51                                                              51
  Tax benefit from exercise of stock options                      52                                                              52
  Net income                                                                                             2,322                 2,322
                                               ----------------------   ----------------------   ---------------    ----------------

Balance June 30, 1995                              6,865     $28,883         (154)    ($15)             $3,464               $32,332
                                               ======================   ======================   ===============    ================




                    The accompanying notes are an integral
                     part of these financial statements.

                               BI INCORPORATED

                            STATEMENT OF CASH FLOWS

                                (in thousands)

                                                                                     Year ended June 30,
                                                                      --------------------------------------------
                                                                              1995          1994            1993
                                                                      --------------------------------------------
Cash flows from operating activities:
 Net income                                                                  $2,322         $439           $1,834
 Adjustments to reconcile net income
 to net cash from operating activities:
  Depreciation and amortization                                               4,921        3,544            3,386
  Provision for losses on accounts receivable and STLs                          374          277              284
 Changes in assets and liabilities, net of effects from acquisitions:
  Receivables                                                                (1,319)         (64)          (1,047)
  Investment in STLs*                                                          (543)         459             (729)
  Inventories, net                                                             (457)         478           (1,131)
  Accounts payable                                                             (144)        (230)            (436)
  Accrued expenses                                                             (399)          65              285
  Deferred revenue                                                              502          610              764
  Current income taxes payable                                                  (32)        (234)             376
  Rental equipment-net, converted to STLs                                       236                           173
  Other                                                                         325         (359)            (298)
                                                                      --------------------------------------------

Net cash from operating activities                                            5,786        4,985            3,461
                                                                      --------------------------------------------

Cash flows from investing activities:
 Capital expenditures                                                        (1,326)      (1,283)            (589)
 Increase in rental and monitoring equipment                                 (2,527)      (3,595)          (1,120)
 Increase in capitalized software                                              (235)        (427)            (626)
 Purchased software                                                                       (1,053)
 Decrease (increase) in short-term investments                                  (94)         (40)           2,336
 Other                                                                          (63)        (194)             (69)
                                                                      --------------------------------------------

Net cash from investing activities                                           (4,245)      (6,592)             (68)
                                                                      --------------------------------------------
Cash flows from financing activities:
 Reduction of obligations under non-recourse
  and recourse borrowings*                                                                    (4)            (331)
Proceeds from issuances of common stock                                         271          403              367
Purchase of treasury stock, net                                              (2,499)         (99)
                                                                      --------------------------------------------

Net cash from financing activities                                           (2,228)         300               36
                                                                      --------------------------------------------
Net increase (decrease) in cash and cash equivalents                           (687)      (1,307)           3,429
Cash and cash equivalents at beginning of year                                3,045        4,352              923
                                                                      --------------------------------------------
Cash and cash equivalents at end of year, excluding short-term investments of $376, $282, and $242 in 1995, 1994 and 1993,
 respectively                                                                $2,358       $3,045           $4,352
                                                                      ============================================

*Recourse and non-recourse borrowings are used by the Company to finance its investment in sales-type leases (STLs). The reduction of the obligation is presented as if the cash is received by the Company from the customer and then disbursed to the lender.




                    The accompanying notes are an integral
                      part of these financial statements.

BI Incorporated
Notes to Financial Statements

NOTE 1 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                BI Incorporated (the "Company") designs, manufactures, markets and supports electronic monitoring systems and other automatic identification devices. The Company provides 24-hour monitoring services using equipment it manufactures. The Company also develops application software for jails.


Cash equivalents and short-term investments


                The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments with an original maturity greater than three months are recorded as short-term investments at cost, which approximates market value.


Inventories


                Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method.


Depreciation and Amortization


                Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives of three to seven years. Rental and monitoring equipment are stated at cost and depreciated on a straight-line basis over two to three years. Repair and maintenance expenses which do not extend the useful lives of the related assets are expensed as incurred.

                Goodwill represents the excess of purchase price over fair value of net assets acquired and is amortized on a straight-line basis over periods of 10-20 years. The recoverability of goodwill is assessed at least annually, based on undiscounted projected related revenue less undiscounted related costs. Any impairment loss will be recorded to the extent such profits do not exceed the net carrying value of the goodwill. Patents are amortized on a straight-line basis over 14 years. The manufacturing technology acquired from Cincinnati Microwave, Inc. is amortized over the greater of the units of production method or 5 years, on a straight-line basis. Amortization related to goodwill, patents and the manufacturing technology was $962,000, $804,000, and $804,000 in fiscal 1995, 1994, and 1993, respectively. Accumulated amortization of goodwill, patents and the manufacturing technology was $3,004,000 and $2,042,000 at June 30, 1995 and 1994, respectively.

BI Incorporated
Notes to Financial Statements
(continued)

Capitalized Software


                The Company capitalized $235,000, $427,000, and $626,000 in 1995, 1994 and 1993, respectively, for internal costs of developing software products to be marketed to customers. Additionally, the Company purchased and capitalized $1,250,000 of software from a third party during 1994. Amortization is based on the greater of straight-line amortization over estimated useful lives, generally three to five years, or the percentage of actual revenue versus total anticipated revenue. Amortization of software costs was $811,000, $484,000, and $184,000 in 1995, 1994 and 1993, respectively. The Company wrote off $23,000 and $92,000 of previously capitalized software costs in 1994 and 1993, respectively.


Warranty costs

                The costs of product warranties are accrued at the time sales are recorded based upon estimates of costs to be incurred to repair or replace items under warranty.


Statement of Cash Flows

                Supplemental disclosure of non-cash financing activities:

                . On March 27, 1992, the Company acquired 100% of GTI for 1,176,000 shares of common stock. The fair value of assets acquired was $3,027,000 and liabilities assumed were $2,922,000. As of March 31, 1993, the Company reduced liabilities assumed by $470,000 with an offsetting reduction to goodwill to reflect changes in estimates not known at the time of acquisition.

                . On May 5, 1993, the Company acquired 100% of the assets of Community Corrections Systems, Inc. for 8,036 shares of common stock and $75,000.

                . On December 31, 1993, the Company acquired an exclusive software license from SCC Communications Corp. for $1,250,000 of which $250,000 will be paid over the subsequent four years based on a percentage of annual revenues received from the sale of this product.

                                                1995         1994         1993
                        --------------------------------------------------------
                .       Interest received     $609,000     $589,000    $660,000
                        Interest paid            3,000        2,000      15,000
                        Income taxes paid      785,000      374,000     413,000

                        Interest received and/or paid as it relates to funded STLs is presented on a constructive receipt basis.

BI Incorporated
Notes to Financial Statements
(continued)

Revenue recognition


                Product sales and sales-type leases are generally recorded upon shipment. Rental income associated with operating leases is recorded monthly over the rental period. Service income is recorded monthly over the term of the service contract. Monitoring income is recorded monthly for units monitored during the period.

                The Company records the portion of future minimum sales-type lease payments related to second and third year maintenance services as deferred revenue. This revenue is recognized monthly, beginning in month thirteen of the lease, over the remaining term of the lease.

                Revenue from development of customized software associated with the Company's Premier Jail Management System will be recognized per the terms of the contract.


Research and development


                Research and development expenditures are charged to expense as incurred.


Net income per common and common equivalent share


                Net income per common and common equivalent share is computed under the treasury stock method using weighted average number of shares of common and dilutive common equivalent shares outstanding during each fiscal year. Common stock equivalent shares for 1995, 1994 and 1993 were 92,000, 81,000, and 223,000, respectively.


Reclassifications


                Certain 1994 and 1993 amounts have been reclassified to compare with the 1995 presentation only.



NOTE 2 - RELATED PARTY TRANSACTIONS


                As of June 30, 1995, the Company owns approximately 16% of the stock of JurisMonitor ("Juris"), an entity where certain directors of the Company are also investors. As of June 30, 1995, Juris owed the Company approximately $60,000. During the fourth quarter of fiscal 1995, the Company wrote down its investment to net realizable value by expensing $100,000. Subsequent to year end the Company signed a letter of intent to acquire the assets of Juris for $25,000 and non-guaranteed royalties on future revenues up to $275,000.

BI Incorporated
Notes to Financial Statements
(continued)

                During fiscal 1995, the Company sold home arrest equipment to JEMTEC, Inc. in the amount of $160,000. The Chairman of the Company is Chairman of JEMTEC, Inc.


NOTE 3 - RECEIVABLES, NET INVESTMENT IN SALES-TYPE LEASES, AND OPERATING LEASES
- AS LESSOR

                A significant portion of the Company's receivables and net investment in sales-type leases is due from governmental agencies or divisions thereof. One of these customers accounted for 14% of total revenue in 1995. No single customer accounted for greater than 10% of total revenue in 1994 or 1993.


Receivables

                Receivables consist of the following (in thousands):

                                                                                                   June 30,
                                                                                                1995       1994
                                                                                            ----------------------
                                           Trade, net of allowance for doubtful accounts of
                                           $220 in 1995 and $243 in 1994                      $6,239     $5,230
                                           Due from officers and employees                         6         29
                                                                                            ----------------------
                                                                                              $6,245     $5,259
                                                                                            ======================

Net investment in sales-type leases

                The components of net investment in sales-type leases are as follows (in thousands):

                                                                                                   June 30,
                                                                                                1995       1994
                                                                                            ----------------------
                                           Total minimum lease payments                        $6,542     $5,968
                                            Less: Unearned income                                (537)      (455)
                                            Less: Allowance for doubtful accounts                  (9)       (60)
                                                                                            ----------------------
                                           Net investment                                       5,996      5,453
                                            Less: Current portion                              (3,204)    (3,076)
                                                                                            ----------------------
                                           Long-term portion                                   $2,792     $2,377
                                                                                            ======================


                Future minimum lease payments to be received under sales-type leases at June 30, 1995 are $3,658,000, $2,158,000, $697,000 and $29,000 in
fiscal 1996, 1997, 1998, and 1999, respectively.

BI Incorporated
Notes to Financial Statements
(continued)

Operating leases - as lessor


                The Company offers short-term leases to its customers as an alternative to buying its products. The lease term for operating leases is generally up to one year, with payments due monthly, and the Company retains title to the equipment.


NOTE 4 - INVENTORIES


                Inventories consist of the following (in thousands):

                                                                                                    June 30,
                                                                                                 1995       1994
                                                                                            -------------------------
                                    Raw materials                                               $1,420     $1,149
                                    Work-in-process                                              1,049        961
                                    Finished goods                                                 896        790
                                                                                            -------------------------
                                                                                                 3,365      2,900
                                    Less: allowance for oblsolescence                              (87)       (84)
                                                                                            -------------------------
                                                                                                $3,278     $2,816
                                                                                            =========================


NOTE 5 - EQUIPMENT AND INTANGIBLES


Rental and Monitoring Equipment


                Rental and monitoring equipment consist of the following (in thousands):

                                                                                                     June 30,
                                                                                                  1995        1994
                                                                                            --------------------------
                                    Rental equipment                                             $  873      $  980
                                    Monitoring equipment                                          8,911       6,571
                                                                                            --------------------------
                                                                                                  9,784       7,551
                                    Less: accumulated depreciation and amortization              (5,587)     (3,520)
                                                                                            --------------------------
                                                                                                 $4,197      $4,031
                                                                                            ==========================

BI Incorporated
Notes to Financial Statements
(continued)

Property and Equipment


                Property and equipment consist of the following (in thousands):

                                                                                                     June 30,
                                                                                                  1995        1994
                                                                                            --------------------------
                                    Property and equipment                                     $  5,992   $  4,814
                                    Less: accumulated depreciation                               (3,965)    (3,085)
                                                                                            --------------------------
                                                                                                 $2,027     $1,729
                                                                                            ==========================

Intangibles


        Intangibles consist of the following (in thousands):

                                                                                                     June 30,
                                                                                                  1995        1994
                                                                                            ---------------------------
                                    Goodwill                                                    $7,063      $7,063
                                    Patents                                                      1,103       1,103
                                    Manufacturing technology                                     3,000       3,000
                                                                                            ---------------------------
                                                                                                11,166      11,166
                                   Less: accumulated amortization                               (3,004)     (2,042)
                                                                                            ---------------------------
                                                                                                $8,162      $9,124
                                                                                            ===========================



As discussed in Note 10 to the Company's June 30, 1994 financial statements, the Company was uncertain about the ability of Cincinnati Microwave Inc. (CMI) to fulfill its obligations under the terms of the manufacturing contract entered into in March 1992. In December 1994, the Company and CMI agreed to terminate the manufacturing agreement. The Company received the manufacturing rights, documentation, technology, tools and molds, etc., that allow the Company to continue manufacture of those products covered under the contract. The Company has identified an alternative circuit board assembler and the assets received from CMI will continue to be used to manufacture the Company's principal product with resultant manufacturing savings similar to that obtained from CMI under the OEM contract. As a result, the Company concluded that its asset is fully recoverable.


NOTE 6 - AVAILABLE FINANCING AND LEASE COMMITMENTS


        The Company has an available bank line of credit for $2,000,000 at an interest rate of prime, expiring in September 1995. At June 30, 1995, no borrowings were outstanding against the line. Borrowings under the line of credit are secured by inventory, equipment and accounts receivable. The line of credit sets forth certain financial

BI INCORPORATED
NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

and other covenants, including prior written consent to the payment of any dividends, that must be met by the Company if indebted to the bank.

        The Company leases office space and certain equipment under operating leases. Rental expense was $502,000, $418,000, and $334,000 for fiscal 1995, 1994 and 1993, respectively. Minimum future rentals under noncancelable operating leases are summarized as follows (in thousands):

                                                      1996           $429,000
                                                      1997            450,000
                                                      1998            114,000
                                                    ---------------------------
                                                                     $993,000
                                                    ===========================

Note 7 - Income Taxes


        The provision for income taxes is comprised of the following (in thousands):

                                                        1995    1994    1993
                                     -----------------------------------------
                                     Current portion
                                           Federal      $872   $ 589  $1,225
                                           State         209      94     158
                                     Deferred portion
                                           Federal        58    (284)   (475)
                                           State          11     (47)    (60)
                                     -----------------------------------------
                                                      $1,150   $ 352   $ 848
                                     =========================================

        A reconciliation of the effective tax rate to the statutory rate is as follows:

                                                        1995    1994    1993
                          ----------------------------------------------------
                           Expected statutory rate       34%     34%     34%
                           State taxes                    4%      5%      3%
                           Goodwill amortization         11%     19%      6%
                           Acquired reserves                           (10)%
                           Tax exempt interest - STL    (6)%    (9)%    (3)%
                           Release of valuation
                            allowance                   (7)%
                           Other                        (3)%              5%

                          ----------------------------------------------------
                                                         33%     49%     35%
                          ====================================================


        At June 30, 1995, the Company has minimum tax credit carryforwards of approximately $297,000 for Federal income tax. At June 30, 1994, a valuation allowance of $225,000 had been provided against the gross deferred tax asset. Under SFAS 109, this valuation allowance was established as a result of the

BI INCORPORATED
NOTES TO FINANCIAL STATEMENTS
(CONTINUED)


uncertainty of the utilization of certain tax credit carryforwards prior to their expiration. During fiscal 1995, it was determined that this allowance was no longer required and $225,000 was offset against income tax expense.

The significant components of the Company's deferred income tax assets and liabilities for fiscal 1995 and 1994 were as follows (in thousands):

                                                             1995       1994
                                                        ------------------------
                         Deferred tax assets:
                          Tax credit carryforwards          $ 297      $ 412
                          Accrued liabilities                 157        392
                          Deferred revenue                    118        394
                          Depreciation                        750        763
                          Bad debt                            131        156
                          Other - miscellaneous               261         70
                                                        ------------------------
                         Gross deferred tax asset           1,714      2,187
                         Less: Valuation allowance                      (225)
                                                        ------------------------
                                                            1,714      1,962

                         Deferred tax liabilities:
                          Capitalized software               (372)      (457)
                          Other - miscellaneous              (255)
                                                        ------------------------
                         Gross deferred tax liabilities      (627)      (457)
                                                        ------------------------
                         Net deferred tax asset            $1,087     $1,505
                                                        ========================

NOTE 8 - EMPLOYEE BENEFIT PLANS, OPTIONS AND WARRANTS


Employee Stock Purchase Plan


        In July 1990, the Board of Directors adopted an Employee Stock Purchase Plan ("Purchase Plan") offering employees the right to collectively purchase a maximum of 200,000 shares of the Company's common stock through a minimum of six-month offering periods of 50,000 shares each commencing January 1, 1991. Eligible employees may contribute up to 10% of their base pay towards the purchase of the Company's common stock at 85% of the lower of the market price on the first or the last day of the offering period. Proceeds received from the issuance of shares under the Purchase Plan are credited to stockholder's equity in the fiscal year shares are issued. During fiscal 1995, the Company issued 3,171 and 10,259 shares at $3.93 and $3.83 per share, respectively, under the Purchase Plan.

BI INCORPORATED
NOTES TO FINANCIAL STATEMENTS
(CONTINUED)


Stock Option Plans


        The Company has five stock option plans, the Incentive Stock Option Plan ("ISO Plan"), the Director and Key Employee Non-qualified Stock Option Plan ("Director and Key Employee Plan"), the Employee Non-qualified Stock Option Plan (the "Employee Plan"), the Director Non-qualified Stock Option Plan (the "Director Plan") and the 1991 Stock Option Plan ("1991 Plan"). The option prices of grants under all five plans are equal to the fair market value of the Company's common stock on the grant date. The Company is authorized to grant options to purchase 150,000 and 1,050,000 shares of the Company's common stock under the Director Plan and the 1991 Plan. The ISO Plan, Director and Key Employee Plan and Employee Plan have expired.

        The following table summarizes option transactions under all five plans during each of the three years in the period ended June 30, 1995 :

                                                           Option price per
                                        Number of Shares         share
          ------------------------------------------------------------------

           Outstanding, June 30, 1992        803,676       $2.75 -    $8.38
           Granted                           243,500        7.63 -    10.00
           Exercised                         (71,072)       2.75 -     7.50
           Canceled                           (5,749)       6.00 -     7.75
          ------------------------------------------------------------------

           Outstanding, June 30, 1993        970,355         2.88 -   10.00
           Granted                           111,150         4.50 -    5.13
           Exercised                         (96,293)        2.75 -    7.00
           Canceled                          (98,424)        3.88 -   10.00
          ------------------------------------------------------------------

           Outstanding, June 30, 1994        886,788         3.25 -    5.13
           Granted                           137,850         4.19 -    7.38
           Exercised                         (46,296)        3.25 -    5.13
           Canceled                          (42,680)        4.50 -    5.13
          ------------------------------------------------------------------

           Outstanding, June 30, 1995         935,662        $4.19 -  $7.38
          ==================================================================

        Option vesting provisions range from immediate vesting to vesting over a four-year period. At June 30, 1995, 705,046 options were vested under the five plans and the remaining outstanding options of 230,616 vest through fiscal 1999. All options expire five to seven years after the date of issuance. At June 30, 1995, there were approximately 541,000 shares available for grant.

BI INCORPORATED
NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

Employee Savings Plan


        The Company has a 401(k) savings plan whereby the Company matches, subject to certain limits, $.15 for each $1.00 employees contribute. Total Company contributions during fiscal 1995, 1994 and 1993 were $68,300, $46,100, and $34,600, respectively.


Warrants


The Company has outstanding 67,750 warrants to purchase common stock at prices ranging from $5.13 to $7.00 expiring November 1995 through July 1998.


NOTE 9 - PURCHASE OF TREASURY STOCK


        On August 17, 1994, the Company announced its intention to purchase up to $2,500,000 of its common stock in the open market. At December 31, 1994, the Company completed this program and repurchased 538,000 shares at an average price of $4.65 per share. The stock has subsequently been retired and added to authorized but unissued shares.


Note 10 - Legal Proceedings


        The Company is involved in three legal proceedings; one alleging product liability; another alleging wrongful termination of a distributor contract; and the third alleging tortious interference with a competitor. One of the claimants seeks damages up to $2,700,000. Management believes the Company has adequate legal defenses and/or insurance coverage against all claims and intends to vigorously defend them. There can be no assurances however, that any individual case will result in an outcome favorable to the Company. In the event of any adverse outcome, neither the amount nor the likelihood of any potential liability which might result is reasonably estimable. The Company currently believes that the amount of the ultimate potential loss would not be material to the Company's financial position or results of operations. However, an adverse future outcome in any individual case, including legal defense costs, could have a material effect on the Company's reported results of operations in a particular quarter.

BI INCORPORATED
NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

NOTE 11 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following interim financial information presents the 1995 and 1994 results of operations on a quarterly basis (in thousands, except per share amounts):

                                          Fiscal quarters ended

                               9/30/94    12/31/94    3/31/95    6/30/95
                            -----------------------------------------------
Total revenue                   $6,773      $7,083     $7,563     $8,455
                            -----------------------------------------------
Gross profit                     3,696       3,863      3,936      4,591
                            -----------------------------------------------
Net income                        $413        $550       $517       $842
                            ===============================================
Net income per common and
 common equivalent share         $0.06       $0.08      $0.08      $0.12
                            ===============================================

                                          Fiscal quarters ended

                               9/30/93    12/31/93    3/31/94    6/30/94
                            -----------------------------------------------
Total revenue                   $5,324      $5,038     $5,970     $6,371
                            -----------------------------------------------
Gross profit                     2,795       2,602      3,109      3,551
                            -----------------------------------------------
Income (loss) before
 cumulative effect of
  accounting change                (18)       (231)       156        457
                            -----------------------------------------------
Net income (loss)                  $57       $(231)      $156       $457
                            ===============================================
Net income (loss) per common
 and common equivalent share     $0.01      ($0.03)     $0.02      $0.06
                            ===============================================

BI INCORPORATED
FINANCIAL STATEMENT SCHEDULE


                                 SCHEDULE VIII

Provision for losses on Sales-Type Leases:

==================================================================================================
                      Balance        Charged to     Charged to
                      beginning of   cost and       other accounts                Balance at end
                      period         expenses                         Write offs  of period
--------------------------------------------------------------------------------------------------
  7-1-92 - 6-30-93      $152,000        $180,000                      $(199,000)      $133,000
--------------------------------------------------------------------------------------------------
  7-1-93 - 6-30-94      $133,000        $150,000      $(220,000)        $(3,000)       $60,000
--------------------------------------------------------------------------------------------------
  7-1-94 - 6-30-95       $60,000                                       $(51,000)        $9,000
==================================================================================================

Provision for losses on Accounts Receivable:

==================================================================================================
                      Balance        Charged to     Charged to
                      beginning      cost and       other accounts                Balance at end
                      of period      expenses                         Write offs  of period
--------------------------------------------------------------------------------------------------
  7-1-92 - 6-30-93        $251,000      $105,000                      $(272,000)        $84,000
--------------------------------------------------------------------------------------------------
  7-1-93 - 6-30-94        $84,000       $126,000      $219,000        $(186,000)       $243,000
--------------------------------------------------------------------------------------------------
  7-1-94 - 6-30-95        $243,000      $374,000                      $(397,000)       $220,000
==================================================================================================