Form 10-Q
period 1995-09-30
BI INC
filed 1995-11-09
CIK 716629

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1995
                                    ------------------

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to ________________

     Commission file number 0-12410
                            -------


                                 BI Incorporated
               -------------------------------------------------
                 (Exact name of issuer as specified in charter)

           Colorado                                        84-0769926
         --------------------------------               -------------------
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                 Identification No.)

                     6400 Lookout Road, Boulder, Colorado
                     ------------------------------------
                                      80301
                                 ---------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                (303) 530-2911
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ----   ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of no par value common stock outstanding at October 26, 1995 is 6,659,957.

                                BI INCORPORATED
                                     INDEX
                                     -----

PART I - FINANCIAL INFORMATION:                                      Page No.
Item 1 - Financial Statements

         Balance Sheet
         at September 30, 1995 and June 30, 1995                        2

         Statement of Operations
         for the three months ended September 30, 1995 and 1994         3

         Statement of Cash Flows
         for the three months ended September 30, 1995 and 1994         4

         Notes to Financial Statements                                  5

Item 2 - Management's Discussion and Analysis
         of Financial Condition and Results of Operations               5

Signatures                                                              7

PART II - OTHER INFORMATION:

Item 1 - Legal Proceedings: Incorporated by reference to Notes to Financial Statements in Part I.

Item 6 - Exhibits and Reports on Form 8-K: None

                                BI INCORPORATED
                                 BALANCE SHEET
                           (in thousands, unaudited)


                                             September 30,          June 30,
                                                 1995                 1995
                                             -------------        ------------
   ASSETS
Current assets
 Cash and cash equivalents                      $ 4,369              $ 2,358
 Short-term investments                             377                  376
 Receivables, net                                 6,204                6,245
 Investment in sales-type leases, net             3,268                3,204
 Inventories
   Raw materials                                    942                1,333
   Work in process                                1,030                1,049
   Finished goods                                   737                  896
 Deferred income taxes                              605                  519
 Prepaid expenses                                   822                  683
                                             -------------        ------------
   Total current assets                          18,354               16,663

Investment in sales-type leases, net              2,592                2,792
Rental and monitoring equipment, net              4,399                4,197
Property and equipment, net                       2,021                2,027
Software, net                                     1,912                2,004
Intangibles, net                                  7,915                8,162
Deferred income taxes                               529                  568
Other assets                                        448                  468
                                             -------------        ------------
                                                $38,170              $36,881
                                             =============        ============

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable                               $   530              $   407
 Accrued compensation and benefits                  992                1,060
 Accrued product warranty                           331                  326
 Current income taxes payable                       392                  130
 Deferred revenue                                 1,537                1,232
 Other liabilities                                  514                  570
                                             -------------        ------------
  Total current liabilities                       4,296                3,725
                                             -------------        ------------
Deferred revenue and long-term debt                 647                  824
                                             -------------        ------------
Stockholders' equity
 Common stock, no par value, 75,000 shares
  authorized; 6,907 shares issued
  September 30, 1995 and 6,865 shares issued
  June 30, 1995                                  29,175               28,883
 Retained earnings                                4,065                3,464
 Loss treasury shares at cost; 143 shares at
  September 30, 1995 and 154 shares at
  June 30, 1995                                     (13)                 (15)
                                             -------------        ------------
                                                 33,227               32,332
                                             -------------        ------------
                                                $38,170              $36,881
                                             =============        ============

                    The accompanying notes are an integral
                      part of these financial statements.

                                BI INCORPORATED
                            STATEMENT OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)


                                                For the three months
                                                 ended September 30,
                                            ------------------------------
                                                 1995             1994
                                            -------------     ------------
Revenues
 Net sales                                     $3,034            $2,723
 Service and monitoring income                  5,066             3,754
 Rental income                                    219               222
 Interest and other income                         68                74
                                            -------------     ------------
                                                8,387             6,773
                                            -------------     ------------
Cost and expenses
 Cost of net sales                              1,494             1,309
 Cost of service and monitoring income          2,328             1,655
 Cost of rental income                             71               113
 Selling, general and administrative
  expenses                                      2,529             2,180
 Amortization and depreciation                    327               291
 Research and development expenses                615               519
                                            -------------     ------------
                                                7,364             6,067
                                            -------------     ------------
Income before income taxes                      1,023               706
Income tax provision                             (422)             (293)
                                            -------------     ------------
Net income                                     $  601            $  413
                                            =============     ============

Net income per common and common
 equivalent share                              $ 0.09            $ 0.06
                                            =============     ============

Weighted average number of common and
 common equivalent shares outstanding           6,999             7,061
                                            =============     ============

                     The accompanying notes are an integral
                       part of the financial statements.

                                BI INCORPORATED
                            STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                                       For the three months
                                                        ended September 30,
                                                   -----------------------------
                                                        1995           1994
                                                   -------------     -----------
Cash flows operating activites:
 Net income                                            $  601           $  413
 Adjustments to reconcile net income
  to net cash from operating activities:
   Cumulative effect of change in accounting
    method
   Amortization and depreciation                        1,375            1,007
   Provision for losses on accounts receivable
    and STLs                                               55               46
  Changes in assets and liabilities:
   Receivables                                           (138)             844
   Investment in STLs                                     136             (369)
   Inventories, net                                       569              234
   Accounts payable                                       123              153
   Accrued expenses                                      (148)            (270)
   Deferred revenue                                       274               35
   Income taxes payable                                   262              118
   Rental equipment-net, converted to STL                                  122
   Other                                                 (141)             (67)
                                                   -------------     -----------
Net cash from operating activities                      2,968            2,266
                                                   -------------     -----------

Cash flows from investing activities:
 Capital expenditures                                    (277)            (187)
 Increase in rental and monitoring equipment             (832)            (769)
 Increase in capitalized software                        (123)             (32)
 Other                                                     (1)              (2)
                                                   -------------     -----------
Net cash from investing activites                      (1,233)            (990)
                                                   -------------     -----------

Cash flows from financing activities:
 Purchase of treasury stock                                             (1,879)
 Proceeds from issuance of common stock                   276               62
                                                   -------------     -----------
Net cash from financing activities                        276           (1,817)
                                                   -------------     -----------
Net increase in cash and cash equivalents               2,011             (541)
Cash and cash equivalents at June 30                    2,358            3,045
                                                   -------------     -----------
Cash and cash equivalents at September 30              $4,369           $2,504
                                                   =============     ===========

Supplemental disclosure of non-cash investing and financing activities:
 During the quarter ended Septmeber 30, 1995, $250,000 of debt forgiveness was exchanged for certain outstanding intangibel assets.

                    The accompanying notes are an integral
                       part of the financial statements

                                BI INCORPORATED
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                                  (unaudited)

Note 1 - Preparation of Financial Statements
--------------------------------------------

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report. The interim financial data are unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

Note 2 - Net Income per Common and Equivalent Share
---------------------------------------------------

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

Note 3 - Legal Proceedings
--------------------------

The Company is involved in four legal proceedings; two alleging product liability; another alleging wrongful termination of a distributor contract; and the fourth alleging tortious interference with a competitor. One of the claimants seeks damages up to $2,700,000. Management believes the Company has adequate legal defenses and/or insurance coverage against all claims and intends to vigorously defend them. There can be no assurances however, that any individual case will result in an outcome favorable to the Company. In the event of any adverse outcome, neither the amount nor the likelihood of any potential liability which might result is reasonably estimable. The Company currently believes that the amount of the ultimate potential loss would not be material to the Company's financial position or results of operations. However, an adverse future outcome in any individual case, including legal defense costs, could have a material effect on the Company's reported results of operations in a particular quarter.

Note 4 - Subsequent Events
--------------------------

On October 6, 1995, the Company acquired 136,373 shares of its common stock in the open market at $7.12 per share pursuant to a buyback authorized by the board of directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

The three-month period ended September 30, 1995 (fiscal 1996), compared to the three-month period ended September 30, 1994 (fiscal 1995):

Total revenue for the three months ended September 30, 1995, increased 23.8% to $8,387,000 compared to $6,773,000 in the corresponding period a year ago. This increase related largely to service, monitoring and rental income which increased 32.9% to $5,285,000 in fiscal 1996 from $3,976,000 in fiscal 1995 as a result of a transition by government agencies to contract service versus purchasing equipment. This revenue base gives the Company more stability and opportunity to generate future recurring income.

Gross profit on net sales, service, monitoring and rental income decreased to 53.2% in fiscal 1996 from 54.1% in fiscal 1995. This decrease was largely related to the write-off of certain obsolete and other inventory to cost of goods in fiscal 1996.

Selling, general and administrative (S,G&A) expenses decreased as a percentage of total revenue to 30.2% or $2,529,000 in fiscal 1996 compared to 32.2% or $2,180,000 in fiscal 1995. The increase of $349,000 is largely related to increased sales and marketing expenses on increased revenue.

Research and development (R&D) expenses increased $96,000 to $615,000 in fiscal 1996 from $519,000 in fiscal 1995, but remained at approximately 7% of total revenue for both periods. R&D expenses were related to current product evaluations and software enhancements to the Company's monitoring center operations.

The Company recorded income tax expense of $422,000 and $293,000 for the three months ended September 30, 1995 and 1994, respectively, which differs from the statutory rate largely as a result of non-deductible goodwill amortization expense.

Liquidity and Capital Resources
-------------------------------

In September 1995, the Company renewed for one year its $2,000,000 line of credit with Bank One, Boulder, Colorado under the same terms and conditions. The Company had no outstanding amounts against this line of credit at September 30, 1995.

The Company has significant net accounts receivable and net sales-type leases available to borrow against which could be used as collateral for future borrowing arrangements.

During the quarter ended September 30, 1995, the Company generated $2,968,000 from operating activities and expended $1,232,000 for investing activities related to capital equipment, rental and monitoring equipment and internally developed software. All cash flow activities resulted in an increase of cash of $2,011,000.

Working capital increased $1,120,000 to $14,058,000 at September 30, 1995. The increase was primarily the result of an increase in cash, offset by a decrease in inventories and an increase in deferred revenue.

The Company believes its existing sources of liquidity expected to be generated from operations will provide adequate cash to fund the Company's anticipated working capital needs through fiscal 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 BI Incorporated


Date  11/9/95                By /s/ David J. Hunter
    ----------                 -------------------------------------------
                                David J. Hunter
                                President and Chief Executive Officer

                                /s/ Jacqueline A. Chamberlin
                               -------------------------------------------
                                Jacqueline A. Chamberlin
                                Chief Financial Officer