Form 10-Q
period 1995-12-31
BI INC
filed 1996-01-26
CIK 716629

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended December 31, 1995
                                                -----------------

                                       OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the transition period from _______________ to ________________

        Commission file number 0-12410
                               -------

                                 BI Incorporated
               -------------------------------------------------
                 (Exact name of issuer as specified in charter)

           Colorado                                       84-0769926
 --------------------------------                    --------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)

                     6400 Lookout Road, Boulder, Colorado
                     -------------------------------------
                                     80301
                             --------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                (303) 530-2911
              ---------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X    No
                                         ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of no par value common stock outstanding at January 23, 1996 is 6,732,192.

                                BI INCORPORATED
                                     INDEX
                                     -----

PART I - FINANCIAL INFORMATION:                                       Page No.
Item 1 - Financial Statements

         Balance Sheet
         at December 31, 1995 and June 30, 1995                          2

         Statement of Operations
         for the three and the six months ended December 31,
         1995 and 1994                                                   3

         Statement of Cash Flows
         for the six months ended December 31, 1995 and 1994             4

         Notes to Consolidated Financial Statements                      5

Item 2 - Management's Discussion and Analysis
         of Financial Condition and Results of Operations                6

Signatures                                                               8

PART II - OTHER INFORMATION:

Item 1 - Legal Proceedings: Incorporated by reference to Notes to Financial Statements in Part I.

Item 4 - Submission of matters to a vote of security holders.
a)   BI Incorporated's 1995 Annual Meeting of Stockholders was held on
     November 9, 1995.
b)   At the annual meeting the following persons were elected to the Board of
     Directors: William E. Coleman, Mckinley C. Edwards, Jr., David J. Hunter, Perry M. Johnson, Jeremy N. Kendall, George J. Pilmanis, Frank L. Randall, Jr., Byam K. Stevens, Jr., and Beverly J. Haddon.

c) The following matters were authorized by a vote of the majority of the outstanding shares of 6,759,670 at record date as follows: Ratification of an amendment to the Company's 1991 Stock Option Plan. For = 4,402,864; Against = 827,963; Abstained = 59,336; Broker non-votes = 0. Ratification of Price Waterhouse, the independent auditor. For = 5,219,393; Against 46,754; Abstained = 24,016; Broker non-votes = 0.

Item 6 - Exhibits and Reports on Form 8-K: None

                                BI INCORPORATED
                                 BALANCE SHEET
                           (in thousands, unaudited)


                                                          December 31,        June 30,
                                                              1995              1995
                                                          ------------       -----------
    ASSETS
Current assets
  Cash and cash equivalents                                   $3,468              $2,358
  Short-term investments                                         540                 376
  Receivables, net                                             6,764               6,245
  Investment in sales-type leases, net                         3,538               3,204
  Inventories
    Raw materials                                              1,109               1,333
    Work in process                                            1,214               1,049
    Finished goods                                               809                 896
  Deferred income taxes                                          662                 519
  Prepaid expenses                                               613                 683
                                                          ------------       -----------
    Total current assets                                      18,717              16,663

Investment in sales-type leases, net                           2,704               2,792
Rental and monitoring equipment, net                           4,466               4,197
Property and equipment, net                                    2,110               2,027
Software, net                                                  1,899               2,004
Intangibles, net                                               7,756               8,162
Deferred income taxes                                            452                 568
Other assets                                                     386                 468
                                                          ------------       -----------
                                                             $38,490             $36,881
                                                          ============       ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                            $1,092                $407
  Accrued compensation and benefits                            1,145               1,060
  Accrued product warranty                                       398                 326
  Current income taxes payable                                   160                 130
  Deferred revenue                                             1,233               1,232
  Other liabilities                                              428                 570
                                                          ------------       -----------
    Total current liabilities                                  4,456               3,725
                                                          ------------       -----------
Deferred revenue and long-term debt                              568                 824
                                                          ------------       -----------

Stockholders' equity
  Common stock, no par value, 75,000 shares
    authorized; 6,850 shares issued December 31, 1995
    and 6,865 shares issued June 30, 1995                     28,767              28,883
  Retained earnings                                            4,712               3,464
  Less treasury shares at cost; 130 shares at
    December 31, 1995 and 154 shares at June 30, 1995            (13)                (15)
                                                          ------------       -----------
                                                              33,466              32,332
                                                          ------------       -----------
                                                             $38,490             $36,881
                                                          ============       ===========

                    The accompanying notes are an integral
                      part of these financial statements.

                                BI INCORPORATED
                            STATEMENT OF OPERATIONS
              (in thousands except per share amounts, unaudited)



                                                  For the three months            For the six months
                                                   ended December 31,             ended December 31,
                                                --------------------------      ----------------------
                                                    1995         1994             1995        1994
                                                --------------------------      ----------------------
Revenues
  Net sales                                          $4,129      $2,801         $7,163      $5,524
  Service and monitoring income                       5,370       4,010         10,436       7,764
  Rental income                                         194         198            413         420
  Other income                                          117          74            185         148
                                                --------------------------      ----------------------
                                                      9,810       7,083         18,197      13,856
                                                --------------------------      ----------------------
Costs and expenses
  Cost of net sales                                   2,315       1,349          3,809       2,658
  Cost of service and monitoring income               2,547       1,771          4,875       3,426
  Cost of rental income                                  71         100            142         213
  Selling, general and administrative expenses        2,811       2,136          5,340       4,316
  Depreciation and amortization                         333         299            660         590
  Research and development expenses                     638         490          1,253       1,009
                                                --------------------------      ----------------------
                                                      8,715       6,145         16,079      12,212
                                                --------------------------      ----------------------

Income before income taxes                            1,095         938          2,118       1,644
Income tax provision                                   (448)       (388)          (870)       (681)
                                                --------------------------      ----------------------
Net income                                             $647        $550         $1,248        $963
                                                ==========================      ======================
Net Income per common and common equivalent
 share                                                $0.09       $0.08          $0.18       $0.14
                                                ==========================      ======================

Weighted average number of common and common
 equivalent shares outstanding                        7,052       6,752          7,025       6,911
                                                ==========================       =====================







                    The accompanying notes are an integral
                       part of the financial statements.

                                BI INCORPORATED
                            STATEMENT OF CASH FLOWS
                           (in thousands, unaudited)

                                                                                  For the six months
                                                                                  ended December 31,
                                                                             ----------------------------------
                                                                               1995                      1994
                                                                             --------                  --------
Cash flows from operating activities:
  Net income                                                                 $1,248                        $963
  Adjustments to reconcile net income
   to net cash from operating activities:
    Depreciation and amortization                                             2,839                       2,070
    Provision for losses on accounts receivable and STL's                       112                          93
  Changes in assets and liabilities:
    Receivables                                                                (742)                        569
    Investment in STLs                                                         (246)                     (1,345)
    Inventories                                                                 146                        (119)
    Accounts payable                                                            685                         418
    Accrued expenses                                                             68                        (155)
    Income taxes payable                                                         30                          78
    Deferred revenue                                                           (109)                        205
    Rental equipment-net, converted to STL                                                                  122
    Other                                                                         5                          65
                                                                             --------                  --------
Net cash from operating activities                                            4,036                       2,964
                                                                             --------                  --------
Cash flows from investing activities:
  Capital expenditures                                                         (657)                       (504)
  Increase in rental and monitoring equipment                                (1,565)                     (1,315)
  Increase in capitalized software                                             (311)                        (83)
  Cash for acquisition                                                          (35)
  Change in investments                                                        (164)                         (2)
                                                                             --------                  --------
Net cash from investing activities                                           (2,732)                     (1,904)
                                                                             --------                  --------
Cash flows from financing activities:
  Purchase of treasury stock                                                   (972)                     (2,501)
  Proceeds from issuance of common stock                                        778                          62
                                                                             --------                  --------
Net cash from financing activities                                             (194)                     (2,439)
                                                                             --------                  --------
Net change in cash and cash equivalents                                       1,110                      (1,379)
Cash and cash equivalents at June 30                                          2,358                       3,045
                                                                             --------                  --------

Cash and cash equivalents at December 31                                     $3,468                      $1,666
                                                                             ========                  ========





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

Note 4 - Acquisition of JurisMonitor Assets
-------------------------------------------

On December 13, 1995, the Company acquired the assets of JurisMonitor, Inc. (Juris) of Boulder, Colorado. The transaction included $35,000 in cash and future non-guaranteed royalties of $275,000 from BI to Juris; no shares of stock were involved.

Note 5 - Common Stock
---------------------

On October 6, 1995, the Company repurchased 136,373 shares of its common stock on the open market at an average price of $7.13 per share. These shares were subsequently retired to unissued, authorized shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

THE THREE-MONTH PERIOD ENDED DECEMBER 31, 1995 (FISCAL 1996), COMPARED TO THE THREE-MONTH PERIOD ENDED DECEMBER 31, 1994 (FISCAL 1995):

Total revenue for the three months ended December 31, 1995, increased 38.5% to $9,810,000 compared to $7,083,000 in the corresponding period a year ago. This increase related both to an increase in net sales of $1,328,000 or 47.4% and an increase in service, monitoring and rental income of $1,356,000 or 32.2%. Net sales included revenue of $398,000 for the first sale of its Jail Management Software system (JMS) product during the quarter ended December 31, 1995. Increased sales and service revenue from the Company's home arrest products during the fiscal 1996 period is largely a result of continued acceptance by government agencies to use this technology as an alternative to incarceration.

Gross profit on net sales, service, monitoring and rental income decreased to 49.1% in fiscal 1996 from 54.0% in fiscal 1995. The decrease in net sales gross profit margin was due largely to a trade-in program of home arrest equipment the Company offered to certain customers during the fiscal 1996 quarter. Cost of goods on the first JMS system sale were $402,000. As a result of initial development expenses and amortization of acquisition costs, the Company does not expect this product line to be profitable in fiscal 1996. Monitoring gross profit decreased as a result of home arrest equipment upgrades and increased costs related to monitoring labor and telephone expenses. The Company expects monitoring gross margins to improve as a result of efficiencies gained over time on increased units being monitored.

Selling, general and administrative expenses decreased as a percentage of total revenue to 28.7% or $2,811,000 in fiscal 1996 compared to 30.2% or $2,136,000 in fiscal 1995. The increase of $676,000 is largely related to increased sales and marketing expenses on increased revenue.

Research and development (R&D) expenses increased $148,000 to $638,000 in fiscal 1996 compared to $490,000 in fiscal 1995, but remained at approximately 7% of total revenue for both periods. R&D expenses largely related to software enhancements to the Company's monitoring center for both periods. Fiscal 1996 also related to current product evaluations and enhancements.

The Company recorded income tax expense of $448,000 and $388,000 for the three months ended December 31, 1995 and 1994, respectively, which differs from the statutory rate largely as a result of state income taxes and non-deductible goodwill amortization expense.

THE SIX-MONTH PERIOD ENDED DECEMBER 31, 1995 (FISCAL 1996), COMPARED TO THE SIX-MONTH PERIOD ENDED DECEMBER 31, 1994 (FISCAL 1995):

Total revenue increased 31.3% to $18,197,000 for fiscal 1996 from $13,856,000 in fiscal 1995. Net sales for fiscal 1996 were $7,163,000, a 29.7% increase over $5,524,000 for fiscal 1995. This increase was primarily a result of increased sales to certain non-government customers who use the Company's equipment to provide monitoring services to government agencies. In addition the first revenue from the JMS product was recognized as discussed above. Recurring revenue which includes service, monitoring and rental income increased to $10,849,000 in fiscal 1996 or 32.6% over $8,184,000 in fiscal 1995 due to the continuing trend by government agencies to contract services versus purchasing equipment. The Company believes this revenue source will continue to increase during the remainder of fiscal 1996.

Gross profit on net sales, service, monitoring and rental income decreased to 51% in fiscal 1996 from 54.1% in fiscal 1995 largely as a result of the discussion above.

Selling, general and administrative expenses increased $1,025,000 to $5,340,000 in fiscal 1996 from $4,316,000 in fiscal 1995, but decreased as a percentage of total revenue to 29.3% for the six months ended December 31, 1995, versus 31.1% for the same period ended December 31, 1994. The increase was largely related to increased sales and marketing expenses on increased revenues.

Research and development expenses increased $244,000 to $1,253,000 in fiscal 1996 from $1,009,000 in fiscal 1995, but remained approximately 7% of total revenue in both periods. The increase was due largely to factors discussed above.

The Company's income tax expense for fiscal 1996 was $870,000, which was higher than the expected statutory rate as discussed above.

Liquidity and Capital Resources
-------------------------------

The Company has significant net accounts receivable and net sales-type leases available to borrow against which could be used as collateral for future borrowing arrangements.

During the six months ended December 31, 1995, the Company generated $4,036,000 from operating activities; expended $2,533,000 for capital equipment, rental and monitoring equipment and internally developed software; and, purchased $972,000 of its common stock on the open market. All cash flow activities resulted in an increase in cash of $1,110,000.

Working capital increased $1,323,000 to $14,261,000 at December 31, 1995. This increase was primarily the result of an increase in cash and receivables offset by an increase in accounts payable.

The Company believes its existing sources of liquidity expected to be generated from operations will provide adequate cash to fund the Company's anticipated capital needs through fiscal 1996.

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934 THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                 BI Incorporated


Date  1/26/96                By /s/ David J. Hunter
      -----------               -----------------------------
                                 David J. Hunter
                                 President and Chief Executive Officer

                                 /s/ Jacqueline A. Chamberlin
                                 -----------------------------
                                 Jacqueline A. Chamberlin
                                 Chief Financial Officer