Form 10-Q
period 1996-03-31
BI INC
filed 1996-04-24
CIK 716629

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                               --------------

                                      OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission file number 0-12410
                       -------

                                BI Incorporated
                    ---------------------------------------
                (Exact name of issuer as specified in charter)

             Colorado                                    84-0769926
   -------------------------------                  --------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of no par value common stock outstanding at April 12, 1996 is 6,768,425.

                                BI INCORPORATED
                                     INDEX
                                     -----

PART I - FINANCIAL INFORMATION:                                  Page No.
Item 1 - Financial Statements

         Balance Sheet
         at March 31, 1996 and June 30, 1995                        2

         Statement of Operations
         for the three and the nine months ended March 31,
         1996 and 1995                                              3

         Statement of Cash Flows
         for the nine months ended March 31, 1996 and 1995          4

         Notes to Consolidated Financial Statements                 5

Item 2 - Management's Discussion and Analysis
         of Financial Condition and Results of Operations           6

Signatures                                                          8

PART II - OTHER INFORMATION:

Item 1 - Legal Proceedings: Incorporated by reference to Notes to Financial Statements in Part I.

Item 6 - Exhibits and Reports on Form 8-K: None

                                               BI INCORPORATED
                                                BALANCE SHEET
                                          (in thousands, unaudited)

                                                                        March 31,           June 30,
                                                                          1996                1995
                                                                       ----------          ---------
  ASSETS
Current assets
  Cash and cash equivalents                                             $2,897              $2,358
  Short-term investments                                                   541                 376
  Receivables, net                                                       7,524               6,245
  Investment in sales-type leases, net                                   3,887               3,204
  Inventories
    Raw materials                                                        1,384               1,333
    Work in process                                                      1,119               1,049
    Finished goods                                                         910                 896
  Deferred income taxes                                                    544                 519
  Prepaid expenses                                                         749                 683
                                                                       ----------          ---------
    Total current assets                                                19,555              16,663

Investment in sales-type leases, net                                     2,988               2,792
Rental and monitoring equipment, net                                     4,256               4,197
Property and equipment, net                                              2,260               2,027
Software, net                                                            1,949               2,004
Intangibles, net                                                         7,502               8,162
Deferred income taxes                                                      407                 568
Other assets                                                               253                 468
                                                                       ----------          ---------
                                                                       $39,170             $36,881
                                                                       ==========          =========
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                        $881                $407
  Accrued compensation and benefits                                      1,347               1,060
  Accrued product warranty                                                 226                 326
  Current income taxes payable                                                                 130
  Deferred revenue                                                       1,402               1,232
  Other liabilities                                                        296                 570
                                                                       ----------          ---------
    Total current liabilities                                            4,152               3,725
                                                                       ----------          ---------
Deferred revenue and long-term debt                                        641                 824
                                                                       ----------          ---------
Stockholders' equity
  Common stock, no par value, 75,000 shares
    authorized; 6,872 shares issued March 31, 1996
    and 6,865 shares issued June 30, 1995                               28,954              28,883
  Retained earnings                                                      5,436               3,464
  Less treasury shares at cost; 123 shares at
    March 31, 1996 and 154 shares at June 30, 1995                         (13)                (15)
                                                                       ----------          ---------
                                                                        34,377              32,332
                                                                       ----------          ---------
                                                                       $39,170             $36,881
                                                                       =========           =========

                    The accompanying notes are an integral
                      part of these financial statements.

                                BI INCORPORATED
                     CONSOLIDATED STATEMENT OF OPERATIONS
              (in thousands except per share amounts, unaudited)




                                                                For the three months            For the nine months
                                                                   ended March 31,                ended March 31,
                                                               ---------------------           ----------------------
                                                                 1996          1995              1996           1995
Revenues                                                       --------      -------           --------        -------
  Net sales                                                    $3,859         $3,083           $11,022         $8,607
  Service and monitoring income                                 5,279          4,214            15,715         11,978
  Rental income                                                   209            207               622            627
  Interest income                                                  58             21               160            108
  Other income                                                     83             38               167             98
                                                               --------      -------           --------        -------
                                                                9,488          7,563            27,686         21,418
                                                               --------      -------           --------        -------
Costs and expenses
  Cost of net sales                                             1,820          1,599             5,629          4,257
  Cost of service and monitoring income                         2,640          1,944             7,515          5,370
  Cost of rental income                                            74             84               216            297
  Selling, general and administrative expenses                  2,697          2,308             8,038          6,625
  Amortization and depreciation                                   355            317             1,015            906
  Research and development expenses                               678            474             1,931          1,482
                                                               --------      -------           --------        -------
                                                                8,264          6,726            24,344         18,937
                                                               --------      -------           --------        -------
Income before income taxes                                      1,224            837             3,342          2,481
Income tax provision                                             (499)          (320)           (1,369)        (1,001)
                                                               --------      -------           --------        -------
Net income                                                       $725           $517            $1,973         $1,480
                                                               ========      =======           ========        =======

Income  per common and common equivalent share:
  Net income                                                    $0.10          $0.08             $0.28          $0.22
                                                               ========      =======           ========        =======
Weighted average number of common and common equivalent
    shares outstanding                                          7,095          6,785             7,065          6,869
                                                               ========      =======           ========        =======



                    The accompanying notes are an integral
                part of the consolidated financial statements.

                                BI INCORPORATED
                            STATEMENT OF CASH FLOWS
                           (in thousands, unaudited)

                                                                                             For the nine months
                                                                                               ended March 31,
                                                                                       ----------------------------------
                                                                                             1996              1995
                                                                                       ---------------    ---------------
Cash flows from operating activities:
  Net income                                                                               $1,973              $1,480
  Adjustments to reconcile net income
   to net cash from operating activities:
    Depreciation and amortization                                                           4,265               3,205
    Provision for losses on accounts receivable and STLs                                      169                 139
  Changes in assets and liabilities:
    Receivables                                                                            (1,550)               (632)
    Investment in STLs                                                                       (879)             (1,049)
    Inventories                                                                              (105)               (472)
    Accounts payable                                                                          474                 182
    Accrued expenses                                                                          (87)                665
    Income taxes payable                                                                     (130)               (162)
    Deferred revenue                                                                          133                 308
    Rental equipment-net, converted to STL                                                                        122
    Other                                                                                     275                (214)
                                                                                       ---------------    ---------------
Net cash from operating activities                                                          4,538               3,572
                                                                                       ---------------    ---------------

Cash flows from investing activities:
  Capital expenditures                                                                     (1,079)             (1,069)
  Increase in rental and monitoring equipment                                              (2,095)             (1,817)
  Increase in capitalized software                                                           (552)               (172)
  Cash for acquisition                                                                        (35)
  Change in investments                                                                      (165)                 (5)
                                                                                       ---------------    ---------------
Net cash from investing activities                                                         (3,926)             (3,063)
                                                                                       ---------------    ---------------


Cash flows from financing activities:
  Purchase of treasury stock                                                                 (970)             (2,501)
  Proceeds from issuance of common stock                                                      897                 150
                                                                                       ---------------    ---------------
Net cash from financing activities                                                            (73)             (2,351)
                                                                                       ---------------    ---------------
Net change in cash and cash equivalents                                                       539              (1,842)
Cash and cash equivalents at June 30                                                        2,358               3,045
                                                                                       ---------------    ---------------
Cash and cash equivalents at March 31                                                      $2,897              $1,203
                                                                                       ===============    ===============

                    The accompanying notes are an integral
                       part of the financial statements.

                                BI INCORPORATED
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                                  (unaudited)

Note 1 - Preparation of Financial Statements
- --------------------------------------------

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

Note 2 - Net Income per Common and Equivalent Share
- ---------------------------------------------------

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

Note 3 - Legal Proceedings
- --------------------------

The Company is involved in two legal proceedings; one alleging product liability and another alleging wrongful termination of a distributor contract who seeks damages up to $2,700,000. On February 27, 1996, a third suit, also alleging product liability, was dismissed and on February 20, 1996, a fourth suit alleging tortious interference with a competitor was also dismissed. Management believes the Company has adequate legal defenses and/or insurance coverage against all claims and intends to defend them. There can be no assurances however, that any individual case will result in an outcome favorable to the Company. In the event of any adverse outcome, neither the amount nor the likelihood of any potential liability which might result is reasonably estimable. The Company currently believes that the amount of the ultimate potential loss would not be material to the Company's financial position or results of operations. However, an adverse future outcome in any individual case, including legal defense costs, could have a material effect on the Company's reported results of operations in a particular quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information in "Management's Discussion and Analysis" and other statements periodically reported by the Company contain forward-looking statements that involve risks and uncertainties. Management believes that its expectations are based on reasonable assumptions. However, no assurances can be given that its goals will be achieved. It should be noted that the earnings history of the Company has not been consistent year to year. Factors that could cause actual results to differ materially include, but are not limited to: pricing pressures; changes in federal, state and local regulations; misrepresented political or media statements; new product introductions by competitors or unexpected delays of new product introductions by the Company; raw material availability, changes in telecommunications regulations or technologies, or the loss of a material contract in October 1996.

RESULTS OF OPERATIONS
- ---------------------

THE THREE-MONTH PERIOD ENDED MARCH 31, 1996 (FISCAL 1996), COMPARED TO THE THREE-MONTH PERIOD ENDED MARCH 31, 1995 (FISCAL 1995):

Total revenue for the three months ended March 31, 1996, increased 25.5% to $9,488,000 compared to $7,563,000 in the corresponding period a year ago. This increase related both to an increase in net sales of $776,000 or 25.1% and an increase in service, monitoring and rental income of $1,067,000 or 24.1%. During the three months ended March 31, 1996, 20.8% of total revenue was from customers who had not previously purchased the Company's equipment or services, and 79.2% was from the growth of existing customers.

Gross profit on net sales, service, monitoring and rental income was 51.5% in fiscal 1996 compared to 51.7% in fiscal 1995. The increase in net sales gross profit margin of 4.7% in fiscal 1996 was due largely to a fiscal 1995 upgrade program of home arrest equipment the Company offered to certain customers which resulted in lower margins for that period. Service, monitoring and rental gross profits decreased from 54.1% in fiscal 1995 to 50.5% in fiscal 1996 largely as a result of a lower service usage rate for monitoring equipment. This lower utilization of monitoring equipment, and increased costs for telephone and certain monitoring supplies resulted in the lower margins for the fiscal 1996 period. The Company expects monitoring gross margins to improve over time as a result of efficiencies gained on increased units being monitored.

Selling, general and administrative expenses increased $389,000 to $2,697,000 in fiscal 1996 from $2,308,000 in fiscal 1995, but decreased as a percentage of total revenue to 28.4% for the three months ended March 31, 1996, versus 30.5% for the three months ended March 31, 1995. The increase largely related to increased sales and marketing expenses on increased revenue.

Research and development expenses increased $204,000 to $678,000, or 7.1% of total revenue, compared to $474,000, or 6.3% in fiscal 1995. Approximately half of the fiscal 1996 increase related to a study of the need for improved automation to the monitoring operations. In addition, the Company continued its evaluation and enhancements of current products.

The Company recorded income tax expense of $499,000 and $320,000 for the three months ended March 31, 1996 and 1995, respectively, which differs from the statutory rate largely as a result of state income taxes and non-deductible goodwill amortization expense.

THE NINE-MONTH PERIOD ENDED MARCH 31, 1996 (FISCAL 1996), COMPARED TO THE NINE-MONTH PERIOD ENDED MARCH 31, 1995 (FISCAL 1995):

Total revenue increased 29.3% to $27,686,000 in fiscal 1996 from $21,418,000 in fiscal 1995. Revenue from net sales increased $2,415,000 to $11,022,000, or 28.1% in fiscal 1996 from $8,607,000 for the same period in fiscal 1995. This increase is largely the result of increased sales to certain non-governmental customers who purchase the Company's equipment and provide monitoring services to government agencies. Service, monitoring and rental revenue in fiscal 1996 of $16,337,000 increased 29.6% from $12,605,000 reported one year ago. This is the result of a continuing trend of government agencies to utilize monitoring services and a focusing of our sales efforts on this revenue stream.

Gross profit on net sales, service, monitoring and rental income decreased to 51.2% in fiscal 1996 from 53.2% in fiscal 1995 largely as a result of lower margins on service and monitoring revenue as discussed above.

Selling, general and administrative expenses increased $1,413,000 to $8,038,000 in fiscal 1996 from $6,625,000 in fiscal 1995, but decreased as a percentage of total revenue to 29.0% for the nine months ended March 31, 1996, versus 30.9% for the same period ended March 31, 1995. The increase was largely related to increased sales and marketing expenses on increased revenues.

Research and development expenses increased $449,000 to $1,931,000 in fiscal 1996 from $1,482,000 in fiscal 1995, but remained approximately 7% of total revenue in both periods. The increase was due largely to factors discussed above.

The Company's income tax expense for fiscal 1996 and 1995 was higher than the expected statutory rate as discussed above.

Liquidity and Capital Resources
- -------------------------------

The Company has significant net accounts receivable and net sales-type leases available to borrow against which could be used as collateral for future borrowing arrangements.

During the nine months ended March 31, 1996, the Company generated $4,538,000 from operating activities and expended $3,726,000 for capital equipment, rental and monitoring equipment and internally developed software. The Company purchased $972,000 of its common stock on the open market in October 1995 and has received $897,000 from the exercise of stock options during the period. All cash flow activities resulted in an increase in cash of $539,000.

Working capital increased $2,465,000 to $15,403,000 at March 31, 1996. This increase was primarily the result of an increase in cash and receivables offset by an increase in accounts payable.

The Company believes its existing sources of liquidity to be generated from operations will provide adequate cash to fund the Company's anticipated capital needs through fiscal 1996.

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934 THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                 BI Incorporated


Date  4/22/96                    By /s/ David J. Hunter
      -------                       -------------------
                                    David J. Hunter
                                    President and Chief Executive Officer

                                    /s/ Jacqueline A. Chamberlin
                                    ----------------------------
                                    Jacqueline A. Chamberlin
                                    Chief Financial Officer