Form 10-K
period 1996-06-30
BI INC
filed 1996-09-18
CIK 716629

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            -----------------------

                                 FORM 10-K

               Annual Report Pursuant To Section 13 Or 15(d) Of
                      the Securities Exchange Act of 1934

For the fiscal year ended:  June 30, 1996

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

At September 5, 1996, there were 7,046,000 shares of Common Stock outstanding and the aggregate market value of Common Stock held by non-affiliates was $81,056,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12 and 13 are incorporated by reference from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on November 7, 1996.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                                    PART I


Item 1.  Business.


General


          BI Incorporated (the "Company") designs, manufactures, markets and supports electronic monitoring systems for use by corrections agencies in electronically monitored house arrest ("EMHA") programs, an integral part of community corrections. The Company also provides 24-hour monitoring services of its equipment to community corrections agencies who choose to outsource their electronic home arrest programs. For the institutional sector of the corrections industry, BI provides the PREMIER Jail Management System (JMS) software system for complete management and maintenance of jail and prison information.

          Over the last eleven years, BI has developed four generations of electronic home arrest products, and has grown significantly through an aggressive acquisition strategy. A direct competitor, Controlled Activities Corporation was acquired in 1988. In February 1991, the Company acquired another direct competitor, TrakTek, Inc. Security Research, Inc. ("SRI") and Correctional Resources Incorporated ("CRI") were acquired by BI in 1990. The Company completed the acquisition of Guardian Technologies, Inc. ("GTI") from its parent company, Cincinnati Microwave, Inc. ("CMI") in March 1992. These three companies, SRI, CRI and GTI were combined to form BI's monitoring service centers, allowing the Company to provide additional services to corrections agencies. The Company received a number of patents as part of the acquisition of GTI, one of which relates to remote alcohol detection used in BI's React unit. Recognizing yet another need within corrections, BI purchased the product rights to an automated case load management service in December 1990, upon which BI's PROFILE/(TM)/ is based.

          In December 1993, the Company acquired an exclusive license for its Jail Management System ("JMS") software from SCC Communications Corp. of Boulder, Colorado, upon which BI's PREMIER JMS product is based.

          In December 1995, the Company acquired the assets of JurisMonitor, Inc. to address the needs of programs designed to reduce risk in domestic violence cases.

          As of September 1, 1996, the Company was conducting due diligence associated with a signed letter of intent to merge Community Corrections Corporation (CCC) of Conyers, Georgia, with BI. CCC provides probation services to misdemeanant probationers in Georgia and Tennessee.

          On September 10, 1996, the Company signed a letter of intent to acquire Peregrine Corrections, Inc. (PCI) of Denver, Colorado. PCI is an industry leader in day-reporting, a non-residential criminal sentencing alternative for felony probationers.


Industry Background


          According to the U.S. Bureau of Justice Statistics latest report, 5.3 million adults were under some form of correctional supervision at December 31, 1995. The number of prisoners under the jurisdiction of federal or state correctional authorities at December 31, 1995 reached a record high of 1.5 million. Moreover,

3.8 million adults were under parole or probation sanction. The total adult correctional population has nearly tripled over the last 15 years.

          The Company believes that its comprehensive product lines provide viable, cost-effective solutions to the problem of prison overcrowding, as well as providing additional innovative tools for corrections agencies and jails to more efficiently manage the vast amount of information required. Monitoring services provided by BI enable corrections agencies to effectively manage probation and parole populations for less than one-half the daily rate of traditional institutional incarceration. Revenue can be returned to jurisdictions when electronic home arrest programs are structured in a way that allows the offender to pay for monitoring services.


The Market


          The primary users of the Company's products are worldwide corrections agencies involved in probation, parole, pretrial or work furlough programs at the federal, state and county levels. As of June 30, 1996, 1,051 customer accounts were using the Company's EMHA systems and services. There are approximately 3,000 jails in the United State who could be users of the Company's integrated system for management of inmate data. As of June 30, 1996, BI's JMS is installed in 6 jails.


Products


          BI Home Escort/(TM)/ System.  The Company's premier product, the BI
          ---------------------------
Home Escort System, consists of a radio frequency transmitter worn on an offender's ankle, a receiver unit called a field monitoring device ("FMD") installed in the offender's home, and a host computer. The transmitter produces uniquely encoded signals which are received by the FMD. Using standard telephone lines, the FMD relays the information to a monitoring center's host computer. The host computer can communicate with several hundred FMDs at one time. If the offender moves beyond a certain distance from the FMD, the radio signal is broken and an indication of the break in transmission is relayed by the FMD to the host computer. Monitoring center personnel enter predetermined curfews into the host computer using the Company's proprietary software. If an offender fails to comply with these terms, or tampers with the transmitter, the host computer signals a violation and the officer in charge is alerted according to predetermined agency criteria.

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

          The Company expanded the flexibility of the BI Home Escort System by introducing a cellular option allowing the FMD and host computer to use cellular telephone networks. The product enhancement enables correctional agencies to monitor individuals who do not have home telephone service, a common situation in certain foreign countries. Additionally, the BI Home Escort host computer can automatically fax its reports to agencies. The Company's voice verification technology was also adapted to work with BI Home Escort and is available as an option.

          The Company's newest generation of field equipment, the BI 9000 Home Escort Series, delivers significant reductions in size and weight and establishes unprecedented industry standards for security, performance and ease of use. The field programmable transmitter features a field-replaceable one-year battery and more sophisticated encoding and encryption of messages.

          The BI Drive-BI/(TM)/ Monitor.  The BI Drive-BI Monitor is a portable
          -----------------------------
unit used to receive transmissions from ankle bracelet transmitters worn by the offender. The Drive-BI does not require installation of an FMD in the offender's home. Rather, a compliance officer randomly drives by the individual's residence or work place and uses the portable receiving unit to verify compliance with the terms of the program.

          BI Home Escort/(TM)/ System 600.  BI Home Escort System 600 is a UNIX
          -------------------------------
based host computer monitoring system designed to grow with a correction agency's needs and can be upgraded with additional disk space, memory or workstations. It features multi-processing capabilities, greater security, network communications and is easy to use. Faster computing power and numerous automatic functions increase an agency's productivity.

          BI 9200 REACT/(TM)/.  The BI 9200 REACT is a remote, in-home alcohol
          -------------------
testing device which can be used in conjunction with electronic home arrest or as a stand alone product. It combines voice verification, triple tamper protection, and fuel cell technology to provide corrections officials with actual analyses of offenders' blood alcohol gasses.

          BI JurisMonitor.  BI JurisMonitor System is a cost effective approach
          ---------------
to domestic violence intervention, combining electronic monitoring technology with a coordinated community response. In the JurisMonitor system, the offender wears an ankle bracelet that emits a continuous signal. The victim is provided with home electronic monitoring equipment which sets off an alarm when the offender's ankle bracelet comes within proximity of the base unit. In addition, the monitoring unit in the offender's home verifies curfew compliance and detects tampering or attempts to shield the bracelet.

          BI Monitoring Services.  BI Incorporated uses several of the Company's
          ----------------------
electronic monitoring products to provide corrections agencies with comprehensive electronic home arrest monitoring services. Monitoring services include entering data, monitoring the status of individuals as displayed by the host computer and communicating any violations and other information according to predetermined criteria. Corrections officials use BI's equipment without having to provide agency staff to physically monitor individuals or capital to purchase equipment. This allows flexibility, control, security and dramatic savings over the costs of incarceration. The Company certifies its monitoring center personnel who monitor subjects from secured locations in Boulder, Colorado and Anderson, Indiana, 24 hours a day, seven days a week.

          BI PROFILE/(SM)/. BI PROFILE is an exception-based, automated
          ----------------
reporting service that replaces agencies' labor-intensive manual systems of caseload management. Offenders assigned to BI PROFILE call a 900 number and answer a series of questions asked by a computer such as change of address, telephone number or employment, compliance with court orders and restitution payments. Information collected by the computer is recorded and archived. Through BI's monitoring center, BI PROFILE reports the exceptions or missed calls to officials. This enables officers to supervise offenders who need their attention.

          Because BI PROFILE calls are billed to offenders, the cost to participating agencies is nothing more than start up and training time. An extension of BI PROFILE is PROFILE Plus/(SM)/ which combines the automated caseload management of BI PROFILE with the convenience of third party collection of supervision and other fixed fees.

          BI PREMIER Jail Management System.  BI PREMIER Jail Management System
          ---------------------------------
is an applications software product that offers centralized, integrated management of jail information. It provides jails of all sizes comprehensive inmate tracking from entry through release while supporting a broad range of additional jail operations. JMS generates a full range of management information reports and enables authorized users to query the jail database and create specialized reports from industry-standard personal computer database packages.

          Dairy Automated Feed Distribution Product.  The Company's dairy cattle
          -----------------------------------------
automated feed distribution product uses a passive radio frequency identification tag fastened around cows' necks. Automatic identification of cows allows dairymen to tailor the appropriate ration of concentrated feeds to the needs of the individual cows. The Company sells the electronic components of the automated feed system to value-added resellers who sell the completed system through their own distribution channels.

          The Company recognized revenue of $14,678,000, $11,608,000 and $8,186,000 in 1996, 1995, and 1994 respectively, from the sale of EMHA products representing 37.4%, 38.9% and 36.1% of total revenue during the respective years. Service, monitoring and rental income was $22,189,000 or 56.6% in 1996, $17,544,000 or 58.7% in 1995 and $13,607,000 or 59.9% in 1994. Both sources of revenue reflect the continuing expanding acceptance of corrections agencies to use the Company's products and services.


Product Development


          The Company designs and engineers the primary hardware and software elements of its product lines, other than the host computer systems. The Company solicits customer input to enhance its current products and to develop and design new products. During the 1996 fiscal year, the Company completed the development of its base open system architecture platform for its JMS product and successfully installed its first JMS open system. The Company is continuing the development of additional JMS offerings in the open system architecture. In addition, the Company is currently developing a new host system scheduled for release in early fiscal 1997. This new host system is capable of monitoring up to 1,500 clients and includes improved user interface, additional automatic functions and advanced alert processing. For the years ended June 30, 1996, 1995, and 1994, the Company had research and development expenses of approximately $2,700,000, $2,100,000, and $1,600,000, respectively.


Manufacturing


          The Company performs final assembly, testing, and quality control of its products at its facility in Boulder, Colorado. The Company generally uses standard parts and components obtained from a variety of vendors. The Company has not experienced and does not anticipate any difficulty in obtaining the necessary manufacturing assemblies, parts and components.

Sales, Distribution and Marketing


          The Company markets and sells its products and services throughout the United States directly through its sales personnel. Monitoring services are provided through the Company and the Company's authorized service providers. In fiscal 1996, the Company sold its EMHA products to distributors in The Netherlands and South Africa. The Company believes the success of these programs, in addition to EMHA programs in Singapore, Canada and Sweden, will open up other international opportunities.

          Customers may acquire the Company's products and services by purchase, rental or lease-purchase. Under a typical rental arrangement, the term is for a period of up to one year, payments are due monthly and the Company retains title to the equipment. Under the typical lease-purchase agreement, the lease is for a term of 24 to 36 months, payments are due monthly and generally the customer has the option to acquire the equipment at a nominal cost at the end of the lease term. Payments by governmental entities under rental and lease-purchase arrangements are contingent upon annual appropriations. Although there can be no assurance, the Company believes that the likelihood of nonpayment due to lack of appropriations is remote. See Notes 1 and 3 to the Financial Statements.


Significant Customers


          In fiscal 1996, the Administrative Office of the U.S. Courts accounted for 12% of the Company's total revenue. A loss of this customer could have a material, adverse effect on the Company. In fiscal 1995, this customer accounted for 14% of total revenue, and in fiscal 1994 no single customer accounted for more than 10% of the Company's total revenue.


Customer Service, Support and Warranties


          The Company believes that extensive customer service and support are critical to maintaining a leading position in the EMHA industry. The Company provides extensive support services to its customers including complete installation, training and ongoing technical assistance. The Company operates a toll-free hot-line, which customers with products under warranty or covered by extended service contracts may use to request assistance on the operation of the Company's monitoring systems. The Company can perform many remote diagnostic procedures using telephones and modems, and historically, using these procedures, has been able to correct difficulties experienced by its customers. The Company provides customers any updates of its monitoring system software during the warranty period and to customers on extended service contracts.

          The Company arranges for 24-hour hardware service on the NCR computer equipment and peripherals, and directly provides 24-hour software support. Products manufactured by the Company are serviced at its Boulder, Colorado facility. The Company provides a full warranty on all its hardware products for one year from the date of delivery or for the term of a lease. The Company also offers, for a fee, annual extended service contracts which provide the same coverage. Certain of the warranties provided by the Company's suppliers are for a period less than the period provided by the Company to its customers.

          The Company also arranges for 24 hour customer support for its Jail Management System and provides full warranty support after system acceptance per the terms of the individual contracts. The Company also offers, for a fee, annual extended service contracts which provide the same coverage.


Backlog and Recurring Revenue


          The Company includes only firm purchase orders in its backlog, which can vary significantly from month to month. The Company believes that its backlog at any particular time is generally not indicative of the level of future sales. The Company had approximately $1,900,000 of monthly recurring monitoring, service and rental revenue under contract at June 30, 1996, compared to approximately $1,650,000 at June 30, 1995.


Competition


          The Company believes there are eight competitors in the manufacturing of EMHA equipment and 15 competitors in the monitoring of this equipment. It is anticipated that competition will increase as additional companies and corrections agencies recognize the benefits of EMHA programs. The principal methods of competition are price, quality of products and service, experience and proven product performance. While the Company believes that its products and services are currently superior to those of its competitors, there can be no assurance that this competitive advantage will be maintained.

          During 1996, two companies emerged and claimed to be developing products scheduled for release during fiscal 1997 which track the movement of offenders outside their homes. These products reportedly rely on Global Positioning Satellite and cellular phone technologies. They are not expected to have a material effect on the Company's business in fiscal 1997.

          Because of the relatively immature state of the corrections information management systems market, the current competition to BI's PREMIER/(TM)/ Jail Management System is extremely fragmented. It consists of approximately ten small applications companies who provide jail management systems with widely varying degrees of functionality. With national focus on The Federal Crime Bill, the Company believes competition will increase.


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


Patents and Proprietary Technology


          The Company has 25 United States and 32 foreign patents granted or acquired as well as one United States patent and one foreign patent pending. These patents expire between 2001 and 2011. The Company licenses proprietary voice verification technology exclusively for its home arrest product. This license is in effect through December 1997 and may be extended. In December 1993, the Company acquired an exclusive license for its Jail Management System software. There can be no assurance that the protection afforded by these patents and licenses will provide the Company with a competitive advantage, or that the Company will be able to successfully assert its intellectual property rights in infringement actions. In addition, there can be no assurance that the Company's current products or products under development will not infringe other patents or proprietary rights of others.


Employees


          At June 30, 1996, the Company had 283 full-time employees and 46 part-time employees, none of whom are represented by a union. Of these 329 employees, 33 were management and administrative; 71 sales, marketing, service and support; 39 manufacturing; 41 research and development; and 145 were monitoring. Management believes that its relations with its employees are good.


Executive Officers of the Company

At June 30, 1996 the executive officers of the Company were as follows:

           Name              Age                     Position
- ---------------------------  ---  ----------------------------------------------

David J. Hunter               51  President and Chief Executive Officer

Mckinley C. Edwards, Jr.      54  Executive Vice President of Operations,
                                  Secretary and Treasurer

Richard L. Willmarth (1)      46  Executive Vice President of Field Operations

Jacqueline A. Chamberlin      41  Vice President of Finance and Chief Financial
                                  Officer
- --------------------------------------------------------------------------------
All executive officers serve at the discretion of the Board of Directors.


(1) On July 1, 1996, Mr. Willmarth resigned from the Company.

          David J. Hunter joined the Company in June 1981 and served as Operations Manager and Vice President of Operations from January 1982, Vice President and Chief Operating Officer since July 1982, and was elected to the Board of Directors in December 1982. In April 1985, he was elected President and Chief Executive Officer.

          Mckinley C. Edwards, Jr. has been Executive Vice President of Operations since April 1985 and a Director since April 1990. He joined the Company in November 1983 as Manufacturing Manager, was elected Vice President of Manufacturing in November 1984 and Treasurer and Secretary in June 1986.

          Richard L. Willmarth joined the Company in March 1988 as National Sales Manager, was promoted to Vice President of Sales in February 1989 and elected a corporate officer of this position in December 1990. In November 1993, he was promoted to Executive Vice President of Field Operations.

          Jacqueline A. Chamberlin has been Vice President of Finance and Chief Financial Officer since November 1993. She joined the Company in January 1983 and served as Accounting Manager through November 1985, Controller until May 1992 and Vice President of Accounting up to November 1993.


Item 2.  Properties.


          The Company currently leases approximately 53,000 square feet at its location at 6400 Lookout Road, Boulder, Colorado and has signed a 15 year extension of the lease through September 2010. During 1997, the Company expects to add an additional 7,500 square feet in the current facility and an additional 15,000 square feet in an adjacent facility at 6325 Gunpark Drive, Boulder, Colorado under a separate lease expiring in September 2010. Both leases provide BI with an option to terminate, with a one year notice, beginning in September 2000.

The Company also leases approximately 10,400 square feet for its eastern monitoring office in Anderson, Indiana. The lease, dated November 24, 1995, expires in September 2005 with an option to terminate after 4 years and a second option to terminate after 7 years.


Item 3.  Legal Proceedings.


          On October 2, 1995, Joanne Case filed another complaint naming BI Monitoring Corporation and Salvation Army's Harbor Light Complex as defendants in the Court of Common Pleas, Cuyohoga County, Cleveland, Ohio, alleging negligence in monitoring and detention causing physical and emotional distress. The Plaintiff alleged damages in the amount of $25,000. The prior complaint was dismissed on October 21, 1994, because the Plaintiff was unable to prove wrong-doing by the Company.

          On April 28, 1995, Jorge Rivera, Surillo & Co, Inc. filed a complaint naming BI Incorporated as defendant in the San Juan Supreme Court, alleging wrongful termination of a distributor agreement. He is claiming damages in excess of $2,700,000. This case was recently moved to Federal District Court in Puerto Rico. The case is presently in the discovery stage with depositions scheduled to begin August 1996 in Puerto Rico. The Company is currently preparing a motion to dispose of some of the claims and has valid defenses to all other claims. No trial date has been set.

          On April 10, 1996, Jane Doe filed a complaint naming BI Monitoring Corporation, David M. Harley, and Oriana House, Inc. as defendants in the Court of Common Please, Summit County, Ohio, alleging negligence in monitoring and detention causing physical and emotional distress. The Plaintiff alleged damages in the amount of $3,000,000. The action is in early stages of discovery. The Company believes its equipment worked appropriately and intends to defend this action.

          For additional information see Note 10 to the financial statements.


Item 4.  Submission of Matters to a Vote of Security Holders.


          Not applicable.

                                 PART II


Item 5.  Market For the Company's Common Equity and Related Stockholder Matters.

          The Common Stock is traded on the Nasdaq Stock Market under the symbol "BIAC."

          The following table sets forth for the periods indicated the range of high and low bid prices for the Common Stock as reported by Nasdaq. The bid quotations represent inter-dealer quotations, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

         Fiscal Year Ended June 30,
                   1996
- -------------------------------------------------
                               High    Low
                              ------  -----
- -------------------------------------------------
First Quarter                 $ 7.63  $6.25
- -------------------------------------------------
Second Quarter                  9.38   6.75
- -------------------------------------------------
Third Quarter                   9.63   7.50
- -------------------------------------------------
Fourth Quarter                 16.25   8.25
- -------------------------------------------------
- -------------------------------------------------
         Fiscal Year Ended June 30,
                   1995
- -------------------------------------------------
First Quarter                 $ 5.38  $3.75
- -------------------------------------------------
Second Quarter                  5.75   4.25
- -------------------------------------------------
Third Quarter                   7.00   4.38
- -------------------------------------------------
Fourth Quarter                  7.38   5.75
- -------------------------------------------------


          As of June 30, 1996, there were approximately 5,000 holders of record of the Common Stock.

          The Company has never paid cash dividends. It is the Company's intention to retain earnings to finance the expansion of its business, and therefore it does not anticipate paying cash dividends in the foreseeable future. Payment of dividends, if any, will be at the discretion of the Board of Directors after taking into account various factors, including the Company's financial condition, results of operations, current and anticipated cash needs, plans for expansion and restrictions, if any, under its debt obligations. The Company's current line of credit requires the Company to obtain the lender's prior written consent to the payment of any dividends. Currently, however, the Company does not owe any amounts on the line of credit, and therefore is not subject to these dividend restrictions.

Item 6.  Selected Financial Data.


          The following selected Balance Sheet data and Statement of Operations data have been derived from the Financial Statements of the Company. The financial data set forth below should be read in conjunction with the Financial Statements and notes thereto and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                   Year Ended June 30,
                                                  ----------------------------------------------
                                                  1996      1995       1994      1993      1992
                                                  ------------------------------------------------
                                                          (In thousands, except per share data)
 Statement of Operations Data:
     Total revenue                                 $39,212   $29,873   $22,701   $24,634   $17,210
     Cost of operations                             19,200    13,788    10,645    11,179     8,249
                                                   -------   -------   -------   -------   -------
     Gross profit                                   20,012    16,085    12,056    13,455     8,961
     Selling, general and
       administrative expenses                      11,144     9,247     8,554     7,948     6,817
     Depreciation and amortization                   1,395     1,249     1,233     1,422       693
     Research and development expenses               2,661     2,117     1,553     1,651     1,301
                                                   -------   -------   -------   -------   -------
     Income before income
       taxes and extraordinary item                  4,812     3,472       716     2,434       150
     Income tax provision                           (1,949)   (1,150)(2)  (352)     (848)     (124)
                                                   -------   -------     -------   -------   -------
     Income before extra-
       ordinary item                                 2,863     2,322       364     1,586        26
     Cumulative effect on prior years of change
       in method of accounting for income taxes                             75
     Extraordinary item - tax
       benefit resulting from
       utilization of operating
       loss carryforwards                                                            248        92
                                                   -------   -------   -------   -------   -------
     Net income                                    $ 2,863   $ 2,322   $   439   $ 1,834   $   118
                                                   -------   -------   -------   -------   -------

     Net income per share (1)                      $  .40    $  .34    $  .06    $   .25   $   .02
                                                   -------   -------   -------   -------   -------
     Weighted average common and common
       equivalent shares outstanding                 7,160     6,883     7,227     7,257     6,267
                                                   -------   -------   -------   -------   -------

Balance Sheet Data:
     Working capital                               $18,172   $12,938   $11,709   $13,825   $ 9,522
     Total assets                                   42,820    36,881    36,871    35,354    32,566
     Long-term debt, net of current
       maturities and deferred revenue                   0       146       209       582         4
     Total stockholders' equity                     37,206    32,332    32,186    31,085    28,470

 (1) Income per share before extraordinary item was $.22 and $.01 for the fiscal years ended June 30, 1993 and 1992, respectively.

 (2) Tax expense was reduced by $225,000 ($.03 per share) by the release of a deferred tax asset valuation allowance.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Certain information in "Management's Discussion and Analysis" and other statements periodically reported by the Company contain forward-looking statements that involve risks and uncertainties. Management believes that its expectations are based on reasonable assumptions. However, no assurances can be given that its goals will be achieved. It should be noted that the earnings history of the Company has not been consistent year to year. Factors that could cause actual results to differ materially include, but are not limited to: fluctuations due to timing of award of government contracts; pricing pressures; liability in excess of insurance coverage; changes in federal, state and local regulations; misrepresented political or media statements; new product introductions by competitors or unexpected delays of new product introductions by the Company; raw material availability; changes in telecommunications regulations or technologies; or the loss of a material contract through lack of appropriations or otherwise.

Results of Operations:

     The following table sets forth, for the periods indicated, the percentage of revenue of selected amounts from the Company's Consolidated Statement of
Operations:

                                                         Year Ended June 30,
                                                     -------------------------
                                                        1996   1995     1994
                                                     -------------------------
Revenue
  Service, monitoring & rental income                    56.6%   58.7%   59.9%
  Net sales                                              42.4    40.2    38.6
  Interest and other income                               1.0     1.1     1.5
                                                        -----   -----   -----
  Total revenue                                         100.0   100.0   100.0
                                                        -----   -----   -----
Gross profit
  Service, monitoring & rental income                    52.1    55.4    56.2
  Net sales                                              48.4    50.5    46.5
  Total gross profit                                     51.0    53.8    53.1
Expenses
  Selling, general & administrative                      28.4    30.9    37.7
  Depreciation & amortization                             3.6     4.2     5.4
  Research & development                                  6.8     7.1     6.8
                                                        -----   -----   -----
  Total expenses                                         38.8    42.2    49.9
Income before taxes and accounting                       12.3    11.6     3.2
 change
Net income                                                7.3%    7.8%    1.9%


Revenue


     Total revenue increased 31.3% to $39,212,000 in 1996 from $29,874,000 in 1995. Some government agencies purchase equipment and run their own monitoring programs, others elect to utilize both monitoring equipment and services offered by the Company, while still other agencies purchase equipment from the Company and then contract with the Company for the service portion of monitoring. A continuing trend of contracting for monitoring services and a focusing of our sales efforts on this revenue stream resulted in a 28% increase in monitoring revenue in fiscal 1996 over 1995. Twenty-six percent of 1996 net sales revenue was generated from service provider companies and distributors who buy the Company's equipment and provide monitoring services to government agencies instead of the Company, compared to 33% in fiscal 1995. Net sales included $1,522,000 for the first software and hardware sales of its Jail Management System (JMS) product. At June 30, 1996, the Company had approximately $1,900,000 in monthly recurring revenue, an 18.8% increase from June 30, 1995. Recurring revenue of $22,189,000 in fiscal 1996 added more predictability to the Company's annual revenue.

     Total revenue increased 31.6% to $29,874,000 in 1995 from $22,701,000 in 1994. Net sales increased $3,266,000 or 37.3% to $12,022,000 in 1995 compared to $8,756,000 in 1994. Service and monitoring income increased to $16,714,000 in 1995 or 30.6% over the $12,795,000 in 1994. These increases related to growing acceptance of the Company's products by government agencies and a strong service provider customer base.

     The Company continued to manufacture and sell agriculture products to its existing customers. Net sales revenue was $407,000, $364,000 and $469,000 in fiscal 1996, 1995 and 1994, respectively.


Gross Profit

     Total gross profit as a percentage of total revenue decreased to 51.0% in 1996 compared to 53.8% in 1995. This gross profit decrease was due largely to start up expenses, amortization of purchased software, and cost of goods of $1,774,000 on the JMS product line. The Company expects improved margins on this line in fiscal 1997. Service, monitoring and rental gross profit was 52.1% in 1996 compared to 55.4% in 1995. Lower service usage rates, and increased costs related to monitoring labor and telephone expenses resulted in the lower margins for 1996. The Company expects monitoring gross margins to improve over time as a result of improved equipment utilization as well as labor, and telephone efficiencies gained from improvements to the monitoring software currently being developed by the Company.

     Total gross profit as a percentage of total revenue remained fairly consistent at 53.8% in 1995 compared to 53.1% in 1994. Gross profit on net sales increased to 50.5% in 1995 compared to 46.5% in 1994 due to lower product costs during the last half of 1995 as a result of the Company terminating an OEM manufacturing agreement with Cincinnati Microwave, Inc. Gross profit on service, monitoring and rental decreased to 55.4% in 1995 from 56.2% in 1994 largely as a result of higher cost of goods associated with increased monitoring labor required for specialized monitoring contracts.


Selling, General and Administrative Expenses (S,G&A)


     S,G&A expenses increased $1,897,000 to $11,144,000 in 1996 from $9,247,000 in 1995, but decreased to 28.4% of total revenue from 30.9% of total revenue respectively. The increase is largely related to increased sales, marketing, account management and commission expense on increased revenue. At June 30, 1996, the Company had 283 full time employees compared to 234 employees at June 30, 1995. In fiscal 1997, the Company expects to increase marketing expenses associated with continuing the efforts begun in fiscal 1996 to identify market expansion and diversification opportunities. The Company also expects to increase expenses associated with account management and technical services during fiscal 1997 to increase customer satisfaction and growth of existing customer sites.

     S,G&A expenses increased to $9,247,000 in 1995 from $8,554,000 in 1994.
The increase of $693,000 was largely related to expenses associated with selling and marketing efforts on increased revenue. At June 30, 1995, the Company had 234 full-time employees, compared to 208 employees at June 30, 1994.


Amortization and Depreciation (A&D)


     A&D expenses increased $145,000 to $1,395,000 in fiscal 1996 from $1,250,000 in fiscal 1995, but decreased to 3.6% of total revenue in 1996 from 4.2% in 1995. The increase was due primarily to additions to property, plant and equipment during 1996.

     A&D expenses increased only $17,000 to $1,250,000 in 1995 from $1,233,000 in 1994. During 1994 amortization expense associated with the acquisition of the JMS software was recorded as an A&D expense, but during 1995 this expense was recorded as cost of goods.


Research and Development Expenses (R&D)


     R&D expenses increased $544,000 to $2,661,000 in 1996 from $2,117,000 in
1995, but was approximately 7% of total revenue for both periods. The increase was largely related to expenses associated with a study and software development efforts for improved automation to the Company's monitoring center, and the evaluation and enhancement of existing electronic monitoring products. The Company expects to continue expenditures for improvements to the monitoring operations and development of future home arrest products in fiscal 1997.

     R&D expenses increased to $2,117,000 in 1995 from $1,553,000 in 1994, but remained at approximately 7% of total revenue for both periods. The increase was related to start up costs for JMS and development expenses associated with the REACT product.


Net Income and Income Taxes


     The Company recorded income tax expense of $1,949,000 and $1,375,000 for 1996 and 1995, respectively, which differs from the statutory rate largely as a result of non-deductible goodwill amortization expense. During 1995, tax expense was reduced by the release of a deferred tax asset valuation allowance of approximately $225,000.

     For fiscal 1996, the Company had net income of $2,863,000 or $.40 per share compared to net income of $2,322,000 or $.34 per share in fiscal 1995. The increase in net income relates primarily to the items discussed above.


Liquidity and Capital Resources


     During fiscal 1996, the Company generated $6,591,000 of cash from operating activities, received $2,196,000 from the issuance of common stock associated with the exercise of stock options and the employee stock purchase plan, repurchased $972,000 of its common stock, expended $1,695,000 for capital equipment and leasehold improvements, expended $2,761,000 for equipment associated with rental and monitoring contracts, and expended $696,000 for internally developed software. Together, these activities resulted in an increase in the balance of cash and cash equivalents of $1,905,000 for fiscal 1996.

     The Company's working capital increased $5,234,000 to $18,172,000 at June 30, 1996. The increase in working capital was primarily the result of increases in cash, receivables and sales-type leases offset by increases in accounts payable and accrued compensation and benefits.

     The Company has an available $2,000,000 line of credit with Bank One, Boulder, Colorado which expires in September 1996. The Company intends to renew and increase the credit line. No amounts were drawn against this line at June 30, 1996.

     Working capital may be obtained by financing certain operating and sales-type leases under recourse and non-recourse borrowing arrangements. These borrowings would be collateralized with a security interest in the leased equipment. At June 30, 1996, the Company had unfunded leases in the amount of approximately $7,491,000 against which it may attempt to borrow.

     The Company believes it will have adequate cash to fund anticipated working capital needs for its existing business through fiscal 1997. Use of the Company's line of credit or term debt may be required in connection with certain potential acquisitions during fiscal 1997.


Item 8.  Consolidated Financial Statements and Supplementary Data.


     The Report of Independent Accountants and Financial Statements are set forth of pages F-1 to F-17 of this report.

     Schedule II is provided in the Financial Statement Schedule Section. All other financial statement schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


     There were no changes in accountants and no significant disagreements with accountants on accounting and financial disclosure.

                                    PART III


     Items 10 (except as to executive officers, see Part I), 11, 12 and 13 are hereby incorporated by reference from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on November 7, 1996.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

 (a) The following documents are filed as part of this report:

                      1. Financial Statements

                         Report of Independent Accountants

                         Balance Sheet at June 30, 1996 and 1995

                         Statement of Operations for each of the three years in the period ended June 30, 1996

                         Statement of Changes in Stockholders' Equity for each of the three years in the period ended June 30, 1996

                         Statement of Cash Flows for each of the three years in the period ended June 30, 1996

                         Notes to Financial Statements

                      2. Financial Statement Schedules:
                          Schedule II - Valuation and qualifying accounts

                         All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

 (b) Reports on Form 8-K: Previously filed on July 17, 1996 with the Commission and incorporated by reference.

 (c)       Exhibits:

  3.1       Articles of Incorporation, as amended, of the Registrant (1)

  3.2       Bylaws, as amended, of the Registrant (2)

  4.1       Form of Common Stock Certificate (3)

  4.2 Warrant dated November 3, 1993 for 4,500 shares, previously filed with the Commission as an exhibit to 1994 Form 10-K and incorporated by reference.

  4.3 Warrant dated November 18, 1992 for 4,500 shares. Previously filed with the Commission as an exhibit to 1993 Form 10-K, and incorporated by reference.

  4.4 Warrant dated November 7, 1991 for 7,500 shares, previously filed with the Commission as an exhibit to 1994 Form 10-K and incorporated by reference.

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

  4.8 BI Incorporated Incentive Stock Option Plan. Filed with the Commission on March 24, 1988 as an exhibit to Form S-8, (Registration No. 33-20843), and incorporated by reference, and modified by exhibit to Form S-8, filed with the Commission on December 28, 1990, and incorporated by reference.

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

  4.12 BI Incorporated 1996 Stock Option Plan. Incorporated by reference from the Company's proxy statement for the annual meeting of shareholders to be held November 7, 1996.

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

                                BI Incorporated

                         By:/s/ David J. Hunter
                            --------------------------------
                                David J. Hunter
                                President

                         Date: September 17, 1996
                              ---------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                     TITLE                           DATE
- ----------                    ------                          -----

/s/ David J. Hunter
- ----------------------------
David J. Hunter               President, Chief Executive
                              Officer and Director
                              (Principal Executive Officer)   September 17, 1996
/s/ Jacqueline A. Chamberlin
- ----------------------------
Jacqueline A. Chamberlin      Vice President of Finance
                              (Principal Financial and
                              Accounting Officer)             September 17, 1996

/s/ Jeremy N. Kendall
- ----------------------------
Jeremy N. Kendall             Chairman                        September 17, 1996

/s/ William E. Coleman
- ----------------------------
William E. Coleman            Vice Chairman                   September 17, 1996

/s/ Mckinley C. Edwards, Jr.
- ----------------------------
Mckinley C. Edwards, Jr.      Director                        September 17, 1996

/s/ Beverly J. Haddon
- ----------------------------
Beverly J. Haddon             Director                        September 17, 1996

/s/ Perry M. Johnson
- ----------------------------
Perry M. Johnson              Director                        September 17, 1996

/s/ George J. Pilmanis
- ----------------------------
George J. Pilmanis            Director                        September 17, 1996

/s/ Frank L. Randall, Jr.
- ----------------------------
Frank L. Randall, Jr.         Director                        September 17, 1996

/s/ Byam K. Stevens, Jr.
- ----------------------------
Byam K. Stevens, Jr.          Director                        September 17, 1996

Report of Independent Accountants


To the Board of Directors and Stockholders of BI Incorporated

In our opinion, the financial statements listed in the index appearing under
Item 14(a) 1 and 2 present fairly, in all material respects, the financial position of BI Incorporated and its subsidiaries at June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP



Boulder, Colorado
August 9, 1996

                                BI INCORPORATED
                                 BALANCE SHEET
                                (in thousands)


                                                                                           June 30,
                                                                          --------------------------------------
                                                                                1996                    1995
                                                                          ----------------      ----------------
  ASSETS
Current assets
  Cash and cash equivalents                                                          $4,263                $2,358
  Short-term investments                                                              1,099                   376
  Receivables, net                                                                    9,043                 6,245
  Investment in sales-type leases, net                                                4,345                 3,204
  Inventories, net                                                                    3,020                 3,278
  Deferred income taxes                                                                 302                   519
  Prepaid expenses                                                                      893                   683
                                                                           ----------------      ----------------
    Total current assets                                                             22,965                16,663

Investment in sales-type leases, net                                                  3,446                 2,792
Rental and monitoring equipment, net                                                  4,088                 4,197
Property and equipment, net                                                           2,564                 2,027
Software, net                                                                         1,906                 2,004
Intangibles, net                                                                      7,232                 8,162
Deferred income taxes                                                                   370                   568
Other assets                                                                            249                   468
                                                                           ----------------      ----------------
                                                                                    $42,820               $36,881
                                                                           ================      ================
  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                                   $1,486                  $407
  Accrued compensation and benefits                                                   1,581                 1,060
  Accrued product warranty                                                              193                   326
  Deferred revenue                                                                    1,086                 1,232
  Other liabilities                                                                     447                   700
                                                                           ----------------      ----------------
    Total current liabilities                                                         4,793                 3,725
                                                                           ----------------      ----------------
Deferred revenue and long-term debt                                                     821                   824
                                                                           ----------------      ----------------
Commitments and contingencies (Notes 6 & 10)

Stockholders' equity
  Common stock, no par value, 75,000 shares
    authorized; 7,004 shares issued June 30, 1996
    and 6,711 shares issued June 30, 1995 , net of treasury
    stock of 0 shares and 154 shares at June 30, 1996 and 1995                       30,879                28,868
  Retained earnings                                                                   6,327                 3,464
                                                                           ----------------      ----------------
                                                                                     37,206                32,332
                                                                           ----------------      ----------------
                                                                                    $42,820               $36,881
                                                                           ================      ================


                    The accompanying notes are an integral
                      part of these financial statements.

                          BI INCORPORATED
                      STATEMENT OF OPERATIONS
              (in thousands except per share amounts)

                                                                                       Year ended June 30,
                                                                            ---------------------------------------
                                                                               1996            1995            1994
                                                                            ---------------------------------------
Revenues
  Service and monitoring income                                             $21,357         $16,714         $12,795
  Net sales                                                                  16,616          12,022           8,756
  Rental income                                                                 832             830             812
  Interest income                                                               238             148             149
  Other income                                                                  169             160             189
                                                                            ---------------------------------------
                                                                             39,212          29,874          22,701

Costs and expenses
  Cost of service and monitoring income                                      10,338           7,457           5,606
  Cost of net sales                                                           8,570           5,956           4,687
  Cost of rental income                                                         292             375             352
  Selling, general and administrative expenses                               11,144           9,247           8,554
  Depreciation and amortization                                               1,395           1,250           1,233
  Research and development expenses                                           2,661           2,117           1,553
                                                                            ---------------------------------------
                                                                             34,400          26,402          21,985
Income before income taxes and
  cumulative effect of accounting change                                      4,812           3,472             716
Income tax provision                                                         (1,949)         (1,150)           (352)
                                                                            ---------------------------------------
Income before cumulative  effect of accounting change                        $2,863          $2,322            $364
Cumulative effect on prior years of change in
  method of accounting for income taxes                                                                          75
                                                                            ---------------------------------------
Net income                                                                   $2,863         $2,322             $439
                                                                            =======================================
Income per common and common equivalent shares:
  Income before cumulative effect of accounting change                        $0.40           $0.34           $0.05
  Cumulative effect of accounting change                                                                       0.01
                                                                            ---------------------------------------
  Net income                                                                  $0.40           $0.34           $0.06
                                                                            =======================================
Weighted average number of common and common
  equivalent shares outstanding                                               7,160           6,883           7,227
                                                                            =======================================




                    The accompanying notes are an integral
                      part of these financial statements.

                                BI Incorporated
                 Statement of Changes in Stockholders' Equity
                                (in thousands)

                                                       Common Stock         Treasury Stock        Retained
                                                   ---------------------  ------------------
                                                     Shares     Amount      Shares   Amount       Earnings          Total
                                                   ---------------------  ------------------    ------------   ------------
Balance June 30, 1993                                7,253     $30,399       (170)     ($17)           $703        $31,085
    Exercise of stock options and warrants             109         370          5         1                            371
    Stock repurchases                                                         (18)      (99)                           (99)
    Issuance of common stock pursuant to
      stock purchase plan                                 7          33                                                 33
    Tax benefit from exercise of stock options                      122                                                122
    Tax effect of adoption of SFAS 109                              235                                                235
    Net income                                                                                           439           439
                                                   ---------------------  ------------------    ------------   ------------
Balance June 30, 1994                                 7,369      31,159      (183)     (115)           1,142        32,186
    Exercise of stock options and warrants               39         220         11         1                           221
    Stock repurchases                                                        (538)   (2,500)                       (2,500)
    Retirement of repurchased stock                   (556)     (2,599)        556     2,599
    Issuance of common stock pursuant to
      stock purchase plan                                13          51                                                 51
    Tax benefit from exercise of stock options                       52                                                 52
    Net income                                                                                         2,322         2,322
                                                   ---------------------  ------------------    ------------   ------------
Balance June 30, 1995                                 6,865    $28,883       (154)     ($15)         $3,464       $32,332
    Exercise of stock options and warrants              405       2,045                                              2,045
    Stock repurchases and retirement                  (290)       (987)       154        15                          (972)
    Issuance of common stock pursuant to
      stock purchase plan                                24         151                                                151
    Tax benefit from exercise of stock options                      787                                                787
    Net income                                                                                         2,863         2,863
                                                   ---------------------  ------------------    ------------   ------------
Balance June 30, 1996                                 7,004     $30,879         0        $0           $6,327       $37,206
                                                   =====================  ==================    ============   ============


                    The accompanying notes are an integral
                      part of these financial statements.

                                BI INCORPORATED

                            STATEMENT OF CASH FLOWS
                                (in thousands)


                                                                                Year ended June 30,
                                                                  --------------------------------------------------
                                                                             1996             1995             1994
                                                                  --------------------------------------------------
Cash flows from operating activities:
  Net income                                                               $2,863           $2,322             $439
  Adjustments to reconcile net income
   to net cash from operating activities:
    Depreciation and amortization                                           5,716            4,921            3,544
    Provision for losses on accounts receivable and STLs                      228              374              277
  Changes in assets and liabilities, net of effects from acquisitions:
    Receivables                                                            (3,100)          (1,319)             (64)
    Investment in STLs                                                     (1,795)            (543)             459
    Inventories, net                                                          425             (457)             478
    Accounts payable                                                        1,079             (144)            (230)
    Accrued expenses                                                          265             (399)              65
    Deferred revenue                                                           (3)             502              610
    Current income taxes payable                                              657              (32)            (234)
    Rental equipment-net, converted to STLs                                                    236
    Other                                                                     256              325             (359)
                                                                  --------------------------------------------------
Net cash from operating activities                                          6,591            5,786            4,985
                                                                  --------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                                                     (1,695)          (1,326)          (1,283)
  Increase in rental and monitoring equipment                              (2,761)          (2,527)          (3,595)
  Increase in capitalized software, net                                      (696)            (235)            (427)
  Purchased software                                                                                         (1,053)
  Increase in short-term investments                                         (723)             (94)             (40)
  Other                                                                       (35)             (63)            (194)
                                                                  --------------------------------------------------
Net cash from investing activities                                         (5,910)          (4,245)          (6,592)
                                                                  --------------------------------------------------
Cash flows from financing activities:
  Proceeds from issuances of common stock                                   2,196              272              399
  Purchase of treasury stock, net                                            (972)          (2,500)             (99)
                                                                  --------------------------------------------------
Net cash from financing activities                                          1,224           (2,228)             300
                                                                  --------------------------------------------------
Net increase (decrease) in cash and cash equivalents                        1,905             (687)          (1,307)
Cash and cash equivalents at beginning of year                              2,358            3,045            4,352
                                                                  --------------------------------------------------
Cash and cash equivalents at end of year, excluding short-term investments of $1,099,  $376, and  $282 in 1996, 1995 and 1994,
  respectively                                                             $4,263           $2,358           $3,045
                                                                  ==================================================


                    The accompanying notes are an integral
                      part of these financial statements.

BI Incorporated
Notes to Financial Statements

Note 1 - Operations and Summary of Significant Accounting Policies


               BI Incorporated (the "Company") designs, manufactures, markets and supports electronic monitoring systems and other automatic identification devices. The Company provides 24-hour monitoring services using equipment it manufactures. These products and services are for use by corrections agencies as an integral part of their community correction programs. The Company also develops application software systems for jails.


Cash equivalents and short-term investments


               The Company considers all highly liquid debt instruments pur-chased with original maturities of three months or less to be cash equivalents. Investments with original maturities greater than three months are recorded as short-term investments at cost, which approximates market value.


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

               Goodwill represents the excess of purchase price over fair value of net assets acquired and is amortized on a straight-line basis over periods of 10-20 years. The recoverability of goodwill is assessed at least annually, based on undiscounted projected related revenue less undiscounted related costs. Any impairment loss will be recorded to the extent such profits do not exceed the net carrying value of the goodwill. Patents are amortized on a straight-line basis over 14 years. The manufacturing technology acquired from Cincinnati Microwave, Inc. is amortized over the greater of the units of production method or 5 years, on a straight-line basis. Amortization related to goodwill, patents and the manufacturing technology was $1,082,000, $962,000, and $804,000 in fiscal 1996, 1995, and 1994, respectively. Accumulated amortization of goodwill, patents and the manufacturing technology was $4,086,000 and $3,004,000 at June 30, 1996 and 1995, respectively.

BI Incorporated
Notes to Financial Statements
(continued)


Research and Development and Capitalized Software


               Research and development expenditures are charged to expenses as incurred, except for software development costs incurred subsequent to the determination of technological feasibility which are capitalized.

               The Company capitalized $696,000, $235,000, and $427,000 in 1996,
1995 and 1994, respectively, for internal costs of developing software products to be marketed to customers. Additionally, the Company purchased and capitalized $1,053,000 of software from a third party during 1994. Amortization is based on the greater of straight-line amortization over estimated useful lives, generally three to five years, or the percentage of actual revenue versus total anticipa-ted revenue. Amortization of software costs was $795,000, $811,000, and $484,000 in 1996, 1995 and 1994, respectively.


Warranty costs

               The costs of product warranties are accrued at the time of product sales and are recorded based upon estimates of costs to be incurred to repair or replace items under warranty.


Statement of Cash Flows

               Supplemental disclosure of non-cash activities:

                                                   1996       1995      1994
                    ------------------------------------------------------------
                    Interest received           $  718,000  $609,000  $589,000
                    Interest paid                    4,000     3,000     2,000
                    Income taxes paid            1,177,000   785,000   374,000
                    Tax benefit for exercise
                     of stock options              787,000    22,000   122,000

                    Interest received and/or paid as it relates to funded STLs is presented on a constructive receipt basis.



Revenue recognition


               Product sales and sales-type leases are generally recorded upon shipment. Rental income associated with operating leases is recorded monthly over the rental period. Service income is recorded monthly over the term of the service contract with any prepaid amounts being deferred. Monitoring income is recorded monthly for units monitored during the period.

BI Incorporated
Notes to Financial Statements
(continued)


               The Company records the portion of future minimum sales-type lease payments related to second and third year maintenance services as deferred revenue. This revenue is recognized monthly, beginning in month thirteen of the lease, over the remaining term of the lease.

               Revenue from software system sales associated with the Company's JMS system is recognized using the percentage of completion method or upon customer acceptance depending on the nature of the individual contract.


Net income per common and common equivalent share


               Net income per common and common equivalent share is computed under the treasury stock method using weighted average number of shares of common and dilutive common equivalent shares outstanding during each fiscal year. Common stock equivalent shares for 1996, 1995, and 1994 were 379,000, 92,000, and 81,000, respectively.


Reclassifications


               Certain 1995 and 1994 amounts have been reclassified to be consistent with the 1996 presentation only.


Use of Estimates


               The Company has prepared these financial statements in conformity with generally accepted accounting principles which require the use of management's estimates. Actual results could differ from the estimates used.


Note 2 - Related Party Transactions


               On December 13, 1995, the Company acquired the assets of JurisMonitor, Inc. of Boulder, Colorado. The transaction included $35,000 in cash and future non-guaranteed royalties of $275,000 from BI to JurisMonitor. Prior to this transaction, the Company owned approximately 16% of JurisMonitor, Inc. where certain directors of the Company were also investors.

               During fiscal 1996, the Company sold home arrest equipment to JEMTEC, Inc. for $435,000. The Chairman of the Company is Chairman of JEMTEC, Inc.

BI Incorporated
Notes to Financial Statements
(continued)

Note 3 - Receivables, Net Investment in Sales-Type Leases, and Operating Leases - as Lessor


               A significant portion of the Company's receivables and net investment in sales-type leases is due from governmental agencies or divisions thereof. One of these customers accounted for 12% of total revenue in 1996 and 14% of total revenue in 1995. No single customer accounted for greater than 10% of total revenue in 1994.


Receivables

               Receivables consist of the following (in thousands):

                                                                 June 30,
                                                              1996     1995
                                                            --------------------
                    Trade, net of allowance for
                    doubtful accounts of $266
                    in 1996 and $220 in 1995                  $9,022    $6,239

                    Due from officers and employees               21         6
                                                            --------------------
                                                              $9,043    $6,245
                                                            ====================

Net investment in sales-type leases

               The components of net investment in sales-type leases are as follows (in thousands):

                                                                  June 30,
                                                               1996      1995
                                                           ---------------------
                    Total minimum lease payments              $8,532    $6,542
                     Less: Unearned income                      (732)     (537)
                     Less: Allowance for doubtful
                      accounts                                    (9)       (9)
                                                           ---------------------
                    Net investment                             7,791     5,996
                     Less: Current portion                    (4,345)   (3,204)
                                                           ---------------------
                    Long-term portion                         $3,446    $2,792
                                                           =====================

               Future minimum lease payments to be received under sales-type leases at June 30, 1996 are $4,735,000, $2,389,000, $909,000, $215,000, and
$203,000 in fiscal 1997, 1998, 1999, 2000, and 2001, respectively.

BI Incorporated
Notes to Financial Statements
(continued)


Operating leases - as lessor


               The Company offers short-term leases to its customers as an alternative to buying its products. The lease term for operating leases is generally up to one year, with payments due monthly, and the Company retains title to the equipment.


Note 4 - Inventories


               Inventories consist of the following (in thousands):


                                                             June 30,
                                                         1996       1995
                                                        -------------------
                    Raw materials                         $1,089   $1,420
                    Work-in-process                        1,033    1,049
                    Finished goods                         1,064      896
                                                        -------------------
                                                           3,186    3,365
                    Less: allowance for obsolescence        (166)     (87)
                                                        -------------------
                                                          $3,020   $3,278
                                                        ===================

Note 5 - Equipment and Intangibles


Rental and Monitoring Equipment


               Rental and monitoring equipment consist of the following (in thousands):


                                                               June 30,
                                                           1996       1995
                                                        --------------------
                    Rental equipment                      $  932    $  873
                    Monitoring equipment                  10,695     8,911
                                                        --------------------
                                                          11,627     9,784
                    Less: accumulated depreciation
                     and amortization                     (7,539)   (5,587)
                                                        --------------------
                                                          $4,088    $4,197
                                                        ====================

BI Incorporated
Notes to Financial Statements
(continued)

Property and Equipment


               Property and equipment consist of the following (in thousands):


                                                          June 30,
                                                       1996       1995
                                                    ------------------------
                    Property and equipment             $ 7,659    $ 5,992
                    Less: accumulated depreciation      (5,095)    (3,965)
                                                    ------------------------
                                                       $ 2,564    $ 2,027
                                                    ========================

     Intangibles


          Intangibles consist of the following (in thousands):

                                                          June 30,
                                                       1996       1995
                                                    -----------------------
                    Goodwill                           $ 7,215   $ 7,063
                    Patents                              1,103     1,103
                    Manufacturing technology             3,000     3,000
                                                    -----------------------
                                                        11,318    11,166
                    Less: accumulated amortization      (4,086)   (3,004)
                                                    -----------------------
                                                        $7,232    $8,162
                                                    =======================


Note 6 - Available Financing and Lease Commitments


          The Company has an available bank line of credit for $2,000,000 bearing interest at the bank's prime rate, (8.25% at June 30, 1996) expiring in September 1996. At June 30, 1996, no borrowings were outstanding against the line. Borrowings under the line of credit are secured by inventory, equipment and accounts receivable. The line of credit sets forth certain financial and other covenants, including prior written consent to the payment of any dividends, that must be met by the Company if indebted to the bank.

          The Company leases office space and certain equipment under operating leases. Rental expense was $476,000, $502,000, and $418,000 for fiscal 1996, 1995 and 1994, respectively. Minimum future rentals under noncancelable operating leases are $657,000, $718,000, $733,000 and $247,000 for fiscal 1997,
1998, 1999, and 2000, respectively.

BI Incorporated
Notes to Financial Statements
(continued)


Note 7 - Income Taxes


          The provision for income taxes is comprised of the following (in thousands):

                                                1996          1995        1994
                        --------------------------------------------------------
                          Current portion
                                 Federal      $1,342        $  872       $ 589
                                 State           296           209          94

                          Deferred portion
                                 Federal         262            58        (284)
                                 State            49            11         (47)
                        --------------------------------------------------------
                                              $1,949        $1,150       $ 352
                        ========================================================

          A reconciliation of the effective tax rate to the statutory rate is as follows:
                                                1996          1995        1994
               ----------------------------------------------------------------
                Expected statutory rate          34%           34%         34%
                State taxes                       5%            4%          5%
                Goodwill amortization             3%           11%         19%
                Tax exempt interest - STL       (2)%          (6)%        (9)%
                Release of valuation                          (7)%
                allowance
                Other                             1%          (3)%
               ----------------------------------------------------------------
                                                 41%           33%         49%
               ================================================================

The significant components of the Company's deferred income tax assets and liabilities for fiscal 1996 and 1995 were as follows (in thousands):

                                                            1996        1995
                                                        ----------------------
             Deferred tax assets:
               Tax credit carryforwards                   $    18     $  297
               Accrued liabilities                            114        157
               Deferred revenue                                          118
               Depreciation                                 1,084        750
               Bad debt                                       148        131
               Other - miscellaneous                          311        261
                                                        ----------------------
             Gross deferred tax asset                       1,675      1,714

             Deferred tax liabilities:
               Deferred revenue                              (192)
               Capitalized software                          (477)      (372)
               Other - miscellaneous                         (333)      (255)
                                                        ----------------------
             Gross deferred tax liabilities                (1,002)      (627)
                                                        ----------------------
             Net deferred tax asset                       $   673     $1,087
                                                        ======================

Note 8 - Employee Benefit Plans, Options and Warrants


Employee Stock Purchase Plan


          In July 1990, the Board of Directors adopted an Employee Stock Purchase Plan ("Purchase Plan") offering employees the right to collectively purchase a maximum of 200,000 shares of the Company's common stock through a minimum of six-month offering periods of 50,000 shares each commencing January 1, 1991. Eligible employees may contribute up to 10% of their base pay towards the purchase of the Company's common stock at 85% of the lower of the market price on the first or the last day of the offering period. Proceeds received from the issuance of shares under the Purchase Plan are credited to stockholder's equity in the fiscal year shares are issued. During fiscal 1996, the Company issued 6,667 and 17,467 shares at $5.53 and $6.53 per share, respectively, under the Purchase Plan.

Stock Option Plans


          The Company has five stock option plans, the Incentive Stock Option Plan ("ISO Plan"), the Director and Key Employee Non-qualified Stock Option Plan ("Director and Key Employee Plan"), the Employee Non-qualified Stock Option Plan (the "Employee Plan"), the Director Non-qualified Stock Option Plan (the "Director Plan") and the 1991 Stock Option Plan ("1991 Plan"). The option prices of grants under all five plans are equal to the fair market value of the Company's common stock on the grant date. The Company is authorized to grant options to purchase 1,050,000 shares of the Company's common stock under the 1991 Plan. The ISO Plan, Director and Key Employee Plan, Director Plan and Employee Plan have expired.

          On August 8, 1996, the Board of Directors approved, subject to shareholder approval on November 7, 1996, a 1996 Stock Option Plan which will incorporate the new Rule 16b-3 of the Securities Exchange Act which is effective August 15, 1996. Total options authorized to be granted under the 1996 Plan will be 1,000,000. The 1991 Plan will be terminated.

          The following table summarizes option transactions under all five plans during each of the three years in the period ended June 30, 1996:

                                            Number of   Option price per
                                             Shares         share
         -----------------------------------------------------------------
          Outstanding, June 30, 1993        970,355      $2.88 -  $10.00
          Granted                           111,150       4.50 -    5.13
          Exercised                         (96,293)      2.75 -    7.00
          Canceled                          (98,424)      3.88 -   10.00
         -----------------------------------------------------------------

          Outstanding, June 30, 1994        886,788       3.25 -    5.13
          Granted                           137,850       4.19 -    7.38
          Exercised                         (46,296)      3.25 -    5.13
          Canceled                          (42,680)      4.50 -    5.13
         -----------------------------------------------------------------

          Outstanding, June 30, 1995        935,662       4.19 -    7.38
          Granted                           248,875       6.50 -    9.19
          Exercised                        (379,156)      4.19 -    6.63
          Canceled                          (20,750)      5.13 -    6.50
         -----------------------------------------------------------------

          Outstanding, June 30, 1996        784,631      $4.19 -  $ 9.19
         =================================================================

          Option vesting provisions range from immediate vesting to vesting over a four-year period. At June 30, 1996, 465,372 options were vested under the five plans and the remaining outstanding options of 319,259 vest through fiscal 2000. All options expire five to seven years after the date of issuance. At June 30, 1996, there were approximately 301,000 shares available for grant.

BI Incorporated
Notes to Financial Statements
(continued)

Employee Savings Plan


          The Company has a 401(k) savings plan whereby the Company matches, subject to certain limits, $.15 for each $1.00 employees contribute. Total Company contributions during fiscal 1996, 1995 and 1994 were $79,000, $68,300, and $46,100, respectively.


Warrants


          The Company has outstanding 41,500 warrants to purchase common stock at prices ranging from $5.13 to $7.00 expiring November 1996 through July 1998.


Note 9- Purchase of Treasury Stock

          During 1996, the Company repurchased 136,373 shares of its common stock at an average price of $7.13 per share through a stock repurchase program authorized October 6, 1995. The stock has subsequently been retired and added to authorized but unissued shares. In addition, 153,982 shares of treasury stock were retired during 1996.


Note 10 - Legal Proceedings


          The Company is involved in three legal proceedings; two alleging negligence in monitoring and detention; and one alleging wrongful termination of a distributor contract. One of the claimants seeks damages up to $3,000,000 and another up to $2,700,000. Management believes the Company has adequate legal defenses and/or insurance coverage against all claims and intends to defend them. There can be no assurances however, that any individual case will result in an outcome favorable to the Company. In the event of any adverse outcome, neither the amount nor the likelihood of any potential liability which might result is reasonably estimable. The Company currently believes that the amount of the ultimate potential loss would not be material to the Company's financial position or results of operations. However, an adverse future outcome in any individual case, including legal defense costs, could have a material effect on the Company's reported results of operations in a particular quarter.

BI Incorporated
Notes to Financial Statements
(continued)

Note 11 - Quarterly Financial Information (unaudited)

     The following interim financial information presents the 1996 and 1995 results of operations on a quarterly basis (in thousands, except per share amounts):

                                             Fiscal quarters ended
                                     9/30/95   12/31/95   3/31/96   6/30/96
                                   ------------------------------------------
Total revenue                         $8,387     $9,810    $9,488   $11,527
                                   ------------------------------------------
Gross profit                           4,494      4,877     4,954     5,687
                                   ------------------------------------------
Net income                              $601       $647      $725      $890
                                   ==========================================
Net income per common and
  common equivalent share              $0.09      $0.09     $0.10     $0.12
                                   ==========================================

                                             Fiscal quarters ended
                                     9/30/94   12/31/94   3/31/95   6/30/95
                                   ------------------------------------------
Total revenue                         $6,773     $7,083    $7,563    $8,455
                                   ------------------------------------------
Gross profit                           3,696      3,863     3,936     4,591
                                   ------------------------------------------
Net income                              $413       $550      $517      $842
Net income per common and common   ==========================================

  equivalent share                  $   0.06  $    0.08  $   0.08  $   0.12
                                   ==========================================

Note 12 - Subsequent Event


          On July 5, 1996, the Company and Community Corrections Corporation
(CCC) signed a letter of intent to merge. The letter of intent provided that CCC would receive 230,769 shares of BI common stock and $3,000,000 in cash but because of fluctuations in the market value of BI's common stock the number of shares is being renegotiated. The merger is subject to completion of due diligence and approvals of the respective boards of directors.

          On September 10, 1996, the Company signed a letter of intent to acquire Peregrine Corrections Inc. (PCI) for 96,744 shares of BI common stock and $1,125,000 in cash. As a result of fluctuations in the market value of the Company's common stock the number of shares is being renegotiated. The merger is subject to completion of due diligence and approvals of the respective boards of directors.

BI Incorporated
Financial Statement Schedule



                                  SCHEDULE II

Allowance for losses on Sales-Type Leases:

====================================================================================================================================

                               Balance              Charged to               Charged to
                               beginning of         cost and                 other accounts                     Balance at end
                               period               expenses                                      Write-offs    of period
- ------------------------------------------------------------------------------------------------------------------------------------

    7-1-93 - 6-30-94                      $133,000              $150,000              $(220,000)   $  (3,000)              $ 60,000
- ------------------------------------------------------------------------------------------------------------------------------------

    7-1-94 - 6-30-95                      $ 60,000                                                 $ (51,000)              $  9,000
- ------------------------------------------------------------------------------------------------------------------------------------

    7-1-95 - 6-30-96                      $  9,000                                                                         $  9,000
====================================================================================================================================

     Allowance for losses on Accounts Receivable:

====================================================================================================================================

                               Balance              Charged to               Charged to
                               beginning of         cost and                 other accounts                     Balance at end
                               period               expenses                                      Write-offs    of period
- ------------------------------------------------------------------------------------------------------------------------------------

    7-1-93 - 6-30-94                      $ 84,000              $126,000              $ 219,000    $(186,000)              $243,000
- ------------------------------------------------------------------------------------------------------------------------------------

    7-1-94 - 6-30-95                      $243,000              $374,000                           $(397,000)              $220,000
- ------------------------------------------------------------------------------------------------------------------------------------

    7-1-95 - 6-30-96                      $220,000              $228,000                           $(182,000)              $266,000
====================================================================================================================================
