Form 10-Q
period 1996-09-30
BI INC
filed 1996-11-06
CIK 716629

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1996
                                   ------------------

                                      OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________ to __________

    Commission file number 0-12410
                           -------

                                BI Incorporated
                          ---------------------------
                (Exact name of issuer as specified in charter)

   Colorado                                               84-0769926
-----------------------------                           -------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of no par value common stock outstanding at October 21, 1996 is 7,357,737.

                                 BI INCORPORATED
                                     Index
                                     -----

Part I - Financial Information:                                Page No.
Item 1 - Financial Statements

        Balance Sheet
        at September 30, 1996 and June 30, 1996                       2

        Statement of Operations
        for the three months ended September 30, 1996 and 1995        3

        Statement of Cash Flows
        for the three months ended September 30, 1996 and 1995        4

        Notes to Consolidated Financial Statements                    5

Item 2 - Management's Discussion and Analysis
         of Financial Condition and Results of Operations             6

Signatures                                                            8

Part II - Other Information:

Item 1 - Legal Proceedings: Incorporated by reference to Notes to Financial Statements in Part I.

Item 6 - Exhibits and Reports on Form 8-K: Filed with the Securities and Exchange Commission on July 17, 1996, and incorporated by reference.

The Company reported the signing of a letter of intent to merge with Community Corrections Corporation under Item 5 - Other Events. See Notes to Financial Statements in Part I.

Part I - Financial Statements

                             BI INCORPORATED
                              BALANCE SHEET
                        (in thousands, unaudited)

                                                                           September 30,           June 30,
                                                                               1996                  1996
                                                                          ---------------      ----------------
    ASSETS
Current assets
 Cash and cash equivalents                                                        $4,736                $4,263
 Short-term investments                                                            1,185                 1,099
 Receivables, net                                                                  7,760                 9,043
 Investment in sales-type leases, net                                              4,400                 4,345
 Inventories
  Raw materials                                                                    1,045                   923
  Work in process                                                                  1,322                 1,033
  Finished goods                                                                   1,054                 1,064
 Deferred income taxes                                                               603                   302
 Prepaid expenses                                                                    671                   893
                                                                          ---------------      ----------------
  Total current assets                                                            22,776                22,965

Investment in sales-type leases, net                                               3,172                 3,446
Rental and monitoring equipment, net                                               3,905                 4,088
Property and equipment, net                                                        2,487                 2,564
Software, net                                                                      1,943                 1,906
Intangibles, net                                                                   7,006                 7,232
Deferred income taxes                                                                680                   370
Other assets                                                                         288                   249
                                                                          ---------------      ----------------
                                                                                 $42,257               $42,820
                                                                          ===============      ================
 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable                                                                   $906                $1,486
 Accrued compensation and benefits                                                 1,231                 1,581
 Accrued product warranty                                                            177                   193
 Deferred revenue                                                                    997                 1,086
 Other liabilities                                                                   383                   447
                                                                          ---------------      ----------------
  Total current liabilities                                                        3,694                 4,793
                                                                          ---------------      ----------------
Deferred revenue                                                                     787                   821
                                                                          ---------------      ----------------

Stockholders' equity
 Common stock, no par value, 75,000 shares
  authorized; 7,048 shares issued September 30, 1996
  and 7,004 shares issued June 30, 1996                                           31,292                30,879
 Retained earnings                                                                 6,484                 6,327
                                                                          ---------------      ----------------
                                                                                  37,776                37,206
                                                                          ---------------      ----------------
                                                                                 $42,257               $42,820
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

                                BI INCORPORATED
                     CONSOLIDATED STATEMENT OF OPERATIONS
              (in thousands except per share amounts, unaudited)

                                                                              For the three months
                                                                               ended September 30,
                                                                          ---------------------------
                                                                            1996               1995
                                                                          --------           --------
Revenues
  Net sales                                                                $2,801             $3,034
  Service and monitoring income                                             5,616              5,066
  Rental income                                                               215                219
  Interest and other income                                                    91                 68
                                                                          --------           --------
Total Revenues                                                              8,723              8,387
                                                                          --------           --------
Costs and expenses
  Cost of net sales                                                         1,533              1,494
  Cost of service and monitoring income                                     2,778              2,328
  Cost of rental income                                                        83                 71
  Selling, general and administrative expenses                              2,950              2,529
  Amortization and depreciation                                               401                327
  Research and development expenses                                           712                615
                                                                          --------           --------
Total costs and expenses                                                    8,457              7,364
                                                                          --------           --------

Income before income taxes                                                    266              1,023
Income tax provision                                                         (109)              (422)
                                                                          --------           --------
Net income                                                                   $157               $601
                                                                          ========           ========
Income per common and common equivalent share:
  Net income                                                                $0.02              $0.09
                                                                          ========           ========
Weighted average number of common and common equivalent
  shares outstanding                                                        7,402              6,999
                                                                          ========           ========





                    The accompanying notes are an integral
                part of the consolidated financial statements.

                                BI INCORPORATED
                            STATEMENT OF CASH FLOWS
                           (in thousands, unaudited)


                                                          For the three months
                                                           ended September 30,
                                                        ------------------------
                                                               1996         1995
                                                        -----------  -----------
Cashflows from operating activities:
 Net income                                                   $157         $601
 Adjustments to reconcile net income
  to net cash from operating activities:
   Depreciation and amortization                             1,498        1,375
   Provision for losses on accounts receivable and STLs         58           55
  Changes in assets and liabilities:
   Receivables                                               1,217         (138)
   Investment in STLs                                          219          136
   Inventories                                                (403)         569
   Accounts payable                                           (580)         123
   Accrued expenses                                           (430)        (148)
   Income taxes                                               (501)         262
   Deferred revenue                                           (123)         274
   Other                                                       201         (141)
                                                        -----------  -----------
Net cash from operating activities                           1,313        2,968
                                                        -----------  -----------

Cash flows from investing activities:
 Capital expenditures                                         (261)        (278)
 Increase in rental and monitoring equipment                  (520)        (832)
 Increase in capitalized software                             (277)        (123)
 Change in investments                                         (86)
                                                        -----------  -----------
Net cash from investing activities                          (1,144)      (1,233)
                                                        -----------  -----------

Cash flows from financing activities:
 Proceeds from issuance of common stock                        304          276
                                                        -----------  -----------
Net cash from financing activities                             304          276
                                                        -----------  -----------
Net change in cash and cash equivalents                        473        2,011
Cash and cash equivalents at June 30                         4,263        2,358
                                                        -----------  -----------
Cash and cash equivalents at September 30                   $4,736       $4,369
                                                        ===========  ===========




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

Note 3 - Legal Proceedings
--------------------------

The Company is involved in three legal proceedings; one alleging wrongful termination of a distributor contract; and two alleging negligence in monitoring and detention. One of the claimants seeks damages up to $3,000,000. Management believes the Company has adequate legal defenses and/or insurance coverage against all claims and intends to defend them. There can be no assurance however, that any individual case will result in an outcome favorable to the Company. In the event of any adverse outcome, neither the amount nor the likelihood of any potential liability which might result is reasonably estimable. The Company currently believes that the amount of the ultimate potential loss would not be material to the Company's financial position or results of operations. However, an adverse future outcome in any individual case, including legal defense costs, could have a material effect on the Company's reported results of operations in a particular quarter.

Note 4 - Subsequent Event
-------------------------

On October 10, 1996, the Company effected a purchase of 100% of the outstanding stock of Community Corrections Corporation, Justice Alternatives, Inc. and Tennessee Probation Services, Inc. The purchase price was 400,000 shares of restricted common stock of the Company and $3,000,000.

On October 10, 1996, the Company signed a letter of intent to enter into a new leasing arrangement for the building it currently occupies. The present value of Aggregate future minimum lease payments related to the new lease are approximately $7,500,000 over a 15 year term, retroactive to October 1995.

Note 5 - Purchase of Treasury Stock
-----------------------------------

On September 24, 1996, the Company announced its intention to purchase up to $2,500,000 of its common stock in the open market. As of October 25, 1996, the Company had repurchased 135,000 shares at a weighted average price of $7.28.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information in "Management's Discussion and Analysis" and other statements periodically reported by the Company contain forward-looking statements that involve risks and uncertainties. Management believes that its expectations are based on reasonable assumptions. However, no assurances can be given that its goals will be achieved. It should be noted that the earnings history of the Company has not been consistent year to year. Factors that could cause actual results to differ materially include, but are not limited to: fluctuations due to timing of award of government contracts; pricing pressures; liability in excess of insurance coverage; changes in federal, state and local regulations; misrepresented political or media statements; new product introductions by competitors or unexpected delays of new product introductions by the Company; raw material availability; changes in telecommunications regulations or technologies; or the loss of a material contract through lack of appropriation or otherwise.


Results of Operations
---------------------

The three-month period ended September 30, 1996 (fiscal 1997), compared to the three-month period ended September 30, 1995 (fiscal 1996):

Total revenue for the three months ended September 30, 1996, increased 4% to $8,723,000 compared to $8,387,000 in the corresponding period a year ago. The increase related to an increase in service, monitoring and rental income of $546,000 or 10.3% which was partially offset by a decrease in net sales of $233,000 or 7.7%.

The increase in service, monitoring and rental revenue was consistent with the trend of government agencies to contract services rather than owning equipment, while the decrease in net sales revenue resulted from lower equipment purchases.

Total gross profit was 49.6% in fiscal 1997 compared to 53.6% in fiscal 1996. Service, monitoring and rental gross profit decreased to 50.9% in the fiscal 1997 period from 54.6% for the same period last fiscal year as a result of lower service usage rates and increased telephone and equipment repair costs related to monitoring. The Company expects monitoring gross margins to improve over time as a result of improved equipment utilization and efficiencies gained from improvements to the monitoring software currently being developed by the Company. Net sales gross profit decreased to 45.3% in fiscal 1997 from 50.8% in fiscal 1996 due to higher costs of software depreciation associated with the Company's Jail Management system (JMS) software and reduced pricing of home arrest products to certain existing customers resulting in lower overall net sales margins.

Selling, general and administrative expenses increased $421,000 to $2,950,000 in fiscal 1997 from $2,529,000 in fiscal 1996, and increased as a percentage of total revenue to 33.8% for the three months ended September 30, 1996, versus 30.1% for the three months ended September 30, 1995. The increase largely related to market expansion and sales activities.

Research and development expenses increased $97,000 to $712,000, or 8.2% of total revenue, compared to $615,000, or 7.3% in fiscal 1996. This increase largely related to enhancements of current products and evaluating future technologies.

The Company recorded income tax expense of $109,000 and $422,000 for the three months ended September 30, 1996 and 1995, respectively, which differs from the statutory rate largely as a result of state income taxes and non-deductible goodwill amortization expense.


Liquidity and Capital Resources
-------------------------------

The Company has significant net accounts receivable and net sales-type leases available to borrow against which could be used as collateral for future borrowing arrangements.

The Company has a $5,000,000 line of credit with BankOne, Boulder, Colorado which expires in October 1999. No amounts were drawn against this line at September 30, 1996.

During the three months ended September 30, 1996, the Company generated $1,313,000 from operating activities and expended $1,144,000 for capital equipment, rental and monitoring equipment, internally developed software and investment changes. The Company has received $304,000 from the exercise of stock options during the period. All cash flow activities resulted in an increase in cash of $473,000.

Working capital increased $910,000 to $19,082,000 at September 30, 1996. This increase was primarily the result of an increase in cash and inventories offset by a decrease in net receivables, and a decrease in accounts payable.

The Company believes its existing sources of liquidity to be generated from operations will provide adequate cash to fund the Company's anticipated capital needs through fiscal 1997. Use of the Company's line of credit or term debt may be required in connection with certain potential acquisitions during fiscal 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              BI Incorporated


Date  11/1/96                 By /s/ David J. Hunter
    ----------                   -----------------------------------------
                                 David J. Hunter
                                 President and Chief Executive Officer

                                  /s/ Jacqueline A. Chamberlin
                                 ---------------------------------------
                                 Jacqueline A. Chamberlin
                                 Chief Financial Officer