Form 10-Q
period 1996-12-31
BI INC
filed 1997-01-28
CIK 716629

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1996
                                        -----------------

                                      OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to _________

         Commission file number 0-12410
                                -------

                                BI Incorporated
                ----------------------------------------------
                (Exact name of issuer as specified in charter)

         Colorado                                              84-0769926
-------------------------------                         ------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

                     6400 Lookout Road, Boulder, Colorado
                     ------------------------------------
                                     80301
                             --------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (303) 530-2911
             ----------------------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of no par value common stock outstanding at January 24, 1997 is 7,230,909.

                                BI INCORPORATED
                                     INDEX
                                     -----

PART I - FINANCIAL INFORMATION:                                       Page No.
Item 1 - Financial Statements

         Balance Sheet
         at December 31, 1996 and June 30, 1996                              2

         Statement of Operations
         for the three and the six months ended December 31, 1996 and 1995   3

         Statement of Cash Flows
         for the six months ended December 31, 1996 and 1995                 4

         Notes to Consolidated Financial Statements                          5

Item 2 - Management's Discussion and Analysis
         of Financial Condition and Results of Operations                    7

Signatures                                                                   9

PART II - OTHER INFORMATION:

Item 1 - Legal Proceedings: Incorporated by reference to Notes to Financial Statements in Part I.

Item 4 - Submission of matters to a vote of security holders.
a) BI Incorporated's 1996 Annual Meeting of Stockholders was held on November 7, 1996.

b)  At the annual meeting the following persons were elected to the Board of
    Directors: William E. Coleman, Mckinley C. Edwards, Jr., David J. Hunter, Perry M. Johnson, Jeremy N. Kendall, Frank L. Randall, Jr., Byam K. Stevens, Jr., and Beverly J. Haddon.

c) The following matters were authorized by a vote of the majority of the outstanding shares of 7,041,912 at record date as follows:
    Approval of the Company's 1996 Stock Option Plan. For = 2,174,474; Against = 1,215,715; Abstained = 48,675; Broker non-votes = 2,322,316.
    Ratification of Price Waterhouse, the independent auditor. For = 5,725,296; Against 15,607; Abstained = 20,278; Broker non-votes = 0.

Item 6 - Exhibits and Reports on Form 8-K:

b) Form 8-K filed with the Securities and Exchange Commission on October 24, 1996. Form 8, amendment No. 1, reporting items 7a. and b. was filed on November 12, 1996. Both filings are incorporated by reference.

Part I - Financial Statements

                   BI INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEET
                         (in thousands, unaudited)

                                                                  December 31,          June 30,
                                                                      1996                1996
                                                                 ---------------     ---------------
    ASSETS
Current assets
  Cash and cash equivalents                                              $2,168              $4,263
  Short-term investments                                                    554               1,099
  Receivables, net                                                        7,399               9,043
  Investment in sales-type leases, net                                    4,264               4,345
  Inventories
    Raw materials                                                         1,215                 923
    Work in process                                                       1,437               1,033
    Finished goods                                                          742               1,064
  Deferred income taxes                                                     364                 302
  Prepaid expenses                                                          711                 893
                                                                 ---------------     ---------------
    Total current assets                                                 18,854              22,965

Investment in sales-type leases, net                                      2,925               3,446
Investment in Limited Liability Corporation                               2,394
Rental and monitoring equipment, net                                      3,907               4,088
Property and equipment, net                                               9,685               2,564
Software, net                                                             1,932               1,906
Intangibles, net                                                         11,805               7,232
Other assets                                                              1,119                 619
                                                                 ---------------     ---------------
                                                                        $52,621             $42,820
                                                                 ===============     ===============

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                       $1,179              $1,486
  Accrued compensation and benefits                                       1,466               1,581
  Capital lease obligation                                                  420
  Accrued product warranty                                                  160                 193
  Deferred revenue                                                        1,392               1,086
  Other liabilities                                                         485                 447
                                                                 ---------------     ---------------
    Total current liabilities                                             5,102               4,793
                                                                 ---------------     ---------------
  Capital lease obligation                                                6,554
Deferred revenue                                                          3,077                 821
                                                                 ---------------     ---------------

Stockholders' equity
  Common stock, no par value, 75,000 shares
    authorized; 7,146 shares issued December 31, 1996
    and 7,004 shares issued June 30, 1996                                31,046              30,879
  Retained earnings                                                       6,842               6,327
                                                                 ---------------     ---------------
                                                                         37,888              37,206
                                                                 ---------------     ---------------
                                                                        $52,621             $42,820
                                                                 ===============     ===============

                    The accompanying notes are an integral
                      part of these financial statements.

                       BI INCORPORATED and SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
              (in thousands except per share amounts, unaudited)


                                                            For the three months        For the six months
                                                             ended December 31,         ended December 31,
                                                           ----------------------     ----------------------
                                                              1996        1995           1996        1995
                                                           ----------  ----------     ----------  ----------
Revenues
  Net sales                                                   $3,278      $4,129         $6,113      $7,163
  Service and monitoring income                                8,200       5,370         13,816      10,436
  Rental income                                                  273         194            488         413
  Other income                                                    31         117            122         185
                                                           ----------  ----------     ----------  ----------
    Total revenues                                            11,782       9,810         20,539      18,197
                                                           ----------  ----------     ----------  ----------
Costs and expenses
  Cost of net sales                                            1,828       2,315          3,363       3,809
  Cost of service and monitoring income                        3,832       2,547          6,642       4,875
  Cost of rental income                                           74          71            158         142
  Selling, general and administrative expenses                 3,684       2,781          6,577       5,280
  Provision for doubtful accounts                                509          30            568          60
  Depreciation and amortization                                  485         333            883         660
  Research and development expenses                              747         638          1,458       1,253
                                                           ----------  ----------     ----------  ----------
    Total costs and expenses                                  11,159       8,715         19,649      16,079
                                                           ----------  ----------     ----------  ----------

Income before income taxes                                       623       1,095            890       2,118
Income tax provision                                            (265)       (448)          (375)       (870)
                                                           ----------  ----------     ----------  ----------
Net income                                                      $358        $647           $515      $1,248
                                                           ==========  ==========     ==========  ==========
Net Income per common and common equivalent share              $0.05       $0.09          $0.07       $0.18
                                                           ==========  ==========     ==========  ==========

Weighted average number of common and common equivalent
    shares outstanding                                         7,395       7,052          7,398       7,025
                                                           ==========  ==========     ==========  ==========

                    The accompanying notes are an integral
                       part of the financial statements.

                       BI INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                           (in thousands, unaudited)

                                                                                                   For the six months
                                                                                                    ended December 31,
                                                                                      ----------------------------------------------
                                                                                                  1996                       1995
                                                                                      ------------------          ------------------
Cash flows from operating activities:
  Net income                                                                                       $515                      $1,248
  Adjustments to reconcile net income
   to net cash from operating activities:
    Depreciation and amortization                                                                 3,113                       2,839
    Provision for losses on accounts receivable and STLs                                            568                         112
  Changes in assets and liabilities net of aquisition:
    Receivables                                                                                   1,286                        (742)
    Investment in STLs                                                                              602                        (246)
    Inventories                                                                                    (347)                        146
    Accounts payable                                                                               (443)                        685
    Accrued expenses                                                                               (562)                         98
    Deferred revenue                                                                               (119)                       (109)
    Other                                                                                           173                           5
                                                                                      ------------------          ------------------
Net cash from operating activities                                                                4,786                       4,036
                                                                                      ------------------          ------------------

Cash flows from investing activities:
  Capital expenditures                                                                             (671)                       (657)
  Increase in rental and monitoring equipment                                                    (1,239)                     (1,565)
  Increase in capitalized software                                                                 (446)                       (311)
  Net cash required for acquisition                                                              (3,135)                        (35)
  Change in investments                                                                             545                        (164)
                                                                                      ------------------          ------------------
Net cash from investing activities                                                               (4,946)                     (2,732)
                                                                                      ------------------          ------------------

Cash flows from financing activities:
  Decrease in capital lease obligation                                                              (43)
  Purchase of common stock                                                                       (2,323)                       (962)
  Proceeds from issuance of common stock                                                            431                         768
                                                                                      ------------------          ------------------
Net cash from financing activities                                                               (1,935)                       (194)
                                                                                      ------------------          ------------------
Net change in cash and cash equivalents                                                          (2,095)                      1,110
Cash and cash equivalents at June 30                                                              4,263                       2,358
                                                                                      ------------------          ------------------

Cash and cash equivalents at December 31                                                         $2,168                      $3,468
                                                                                      ==================          ==================

Supplemental disclosure of non-cash financing activities:
  On October 10, 1996, the Company acquired 100% of Community Corrections Corporation, Justice Alternatives Inc. and Tennessee Probation Services Inc. for 400,000 shares of common stock and $3,000,000 cash. The fair value of assets acquired was $759,000 and liabilities assumed were $752,000.

  In October 1996, the Company signed a 14 year non-cancelable lease. The present value of the aggregate future minimum lease payments was $7,017,000. In exchange for signing the lease the Company received a 25% interest in the Limited Liability Corporation which owns the building. This interest was $2,394,000.


                    The accompanying notes are an integral
                       part of the financial statements.

                       BI INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


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

Note 3 - Acquisition
--------------------

On October 10, 1996, the Company effected a purchase of 100% of the outstanding stock of Community Corrections Corporation (CCC), Justice Alternatives, Inc.
(JAI) and Tennessee Probation Services, Inc. (TPS). The purchase price was 400,000 shares of restricted common stock of the Company and $3,000,000 in cash.

The acquisition was accounted for as a purchase and the assets acquired and liabilities assumed were recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of assets acquired was recorded as goodwill to be amortized over its estimated useful life of 15 years. The operating results of the Company's wholly-owned subsidiaries CCC, JAI and TPS have been included in the results of operations since October 1, 1996.

Note 4 - Allowance for Doubtful Accounts
----------------------------------------

Probation service income is recognized upon completion of the service provided to the probationer. The provision for uncollectible accounts arises as a result of (a) the Court suspending amounts due to the Company because of the inability of the probationer to pay; (b) the probationer being incarcerated for committing a different offense while under the supervision of the Company or; (c) the probationer absconding while under the supervision of the Company.

CCC and TPS record an allowance for doubtful accounts for estimated probationer accounts deemed uncollectible. However, if probationers fail to meet the terms of their probation and a warrant is issued for their arrest, the related account receivable is written off. Any amounts subsequently recovered are a reduction to bad debt expense. For the quarter and six months ended December 31, 1996, CCC and TPS accrued $430,000 for doubtful accounts and wrote off $372,000.

Note 5 - Capital Lease and Investment in Limited Liability Corporation
----------------------------------------------------------------------

In October 1996, the Company signed a 14 year lease arrangement for the building it currently occupies. The present value of aggregate future minimum lease payments related to the new lease was $7,017,000, which is reflected on the consolidated balance sheet as property and equipment.

In exchange for signing the non-cancelable lease the Company received a 25% interest in the Limited Liability Corporation (LLC) which owns the building. This interest of $2,394,000 was recorded on the consolidated balance sheet as an investment in the LLC and deferred revenue and will be amortized on a straight-line basis over the life of the lease.

Note 6 - Purchase of Treasury Stock
-----------------------------------

On September 24, 1996, the Company announced its intention to purchase up to $2,500,000 of its common stock in the open market. As of January 9, 1997, the Company completed this program and had repurchased 359,700 shares at a weighted average price of $7.12 per share.

Note 7 - Legal Proceedings
--------------------------

The Company is involved in four legal proceedings; one alleging wrongful termination of a distributor contract; two alleging negligence in monitoring and detention; and one alleging defective product. One of the claimants seeks damages up to $2,700,000. Management believes the Company has adequate legal defenses and/or insurance coverage against all claims and intends to defend them. There can be no assurance however, that any individual case will result in an outcome favorable to the Company. In the event of any adverse outcome, neither the amount nor the likelihood of any potential liability which might result is reasonably estimable. The Company currently believes that the amount of the ultimate potential loss would not be material to the Company's financial position or results of operations. However, an adverse future outcome in any individual case, including legal defense costs, could have a material effect on the Company's reported results of operations in a particular quarter. No provisions for any such potential loss has been made in the accompanying financial statements.

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

RESULTS OF OPERATIONS
---------------------

THE THREE-MONTH PERIOD ENDED DECEMBER 31, 1996 (FISCAL 1997), COMPARED TO THE THREE-MONTH PERIOD ENDED DECEMBER 31, 1995 (FISCAL 1996):

Total revenue for the three months ended December 31, 1996, increased 20.1% to $11,782,000 compared to $9,810,000 in the corresponding period a year ago. The increase related to an increase in service, monitoring and rental income of $2,909,000 or 52.3% which was partially offset by a decrease in net sales of $851,000 or 20.6%.

The increase in service, monitoring and rental income related to the continuing trend of government agencies to contract for electronic monitoring rather than purchasing equipment. In addition, the Company generated income from providing probation services throughout Georgia and Tennessee by the three companies acquired during the period (see Note 3). The decrease in net sales revenue resulted from lower electronic monitoring equipment purchases.

Total gross profit was 51.3% in fiscal 1997 compared to 49.7% in fiscal 1996. Service, monitoring and rental gross profit increased to 53.9% in the fiscal 1997 period from 52.9% for the same period last fiscal year. Both monitoring and probation services margins were approximately 53%. These margins can fluctuate slightly from quarter-to-quarter largely from variances in labor required to supervise or monitor fluctuating offender populations. Gross profit margins on net sales of electronic monitoring equipment were approximately 50% for both fiscal periods. These net sales, margins for both fiscal periods, were offset by unabsorbed fixed costs from the Company's Jail Management System (JMS) software.

Selling, general and administrative (S,G&A) expenses increased $903,000 to $3,684,000 in fiscal 1997 from $2,781,000 in fiscal 1996. This increase related largely to S,G&A expenses from the acquired companies discussed in Note 3.
In addition, certain expenditures were incurred related to market expansion and sales activities.

Allowance for doubtful accounts increased $479,000 in fiscal 1997. This relates largely to the Company's new probation service income. In the past, revenue was generated by either government agencies or qualified service providers, both of which carried an extremely low risk for defaulting on payments. Probation service income is 100% paid by the offender and carries a higher risk of default. In response to this, the Company accrues approximately 18% of probation service income to bad debt.

Amortization expense increased $86,000 during fiscal 1997 as the result of the acquisition discussed in Note 3.

Research and development expenses increased $109,000 to $747,000, or 6.3% of total revenue, compared to $638,000, or 6.5% in fiscal 1996. This increase largely related to enhancements of current products and evaluating future technologies.

The Company recorded income tax expense of $265,000 and $448,000 for the three months ended December 31, 1996 and 1995, respectively, which differs from the statutory rate largely as a result of state income taxes and non-deductible goodwill amortization expense.

THE SIX-MONTH PERIOD ENDED DECEMBER 31, 1996 (FISCAL 1997), COMPARED TO THE SIX-MONTH PERIOD ENDED DECEMBER 31, 1995 (FISCAL 1996):

Total revenue increased 12.9% to $20,539,000 for fiscal 1997 from $18,197,000 in fiscal 1996. Recurring revenue which includes service, monitoring and rental income increased to $14,304,000 in fiscal 1997 or 31.8% from $10,849,000 in fiscal 1996 due to the continuing trend by government agencies to contract electronic monitoring services versus purchasing equipment. In addition, service income for fiscal 1997 includes three months of probation service income from the acquisition discussed in Note 3. Net sales income decreased to $6,113,000 in fiscal 1997 from $7,163,000 in fiscal 1996. This revenue source can fluctuate from quarter to quarter based on the number of agencies and electronic monitoring units purchased.

Total gross profit on net sales, service, monitoring and rental income decreased to 50.5% in fiscal 1997 from 51.5% in fiscal 1996 largely as a result of unabsorbed fixed costs from the JMS product as discussed above.

Selling, general and administrative expenses increased $1,297,000 to $6,577,000 in fiscal 1997 from $5,280,000 in fiscal 1996. The increase was largely related to increased sales and marketing expenses on increased revenues and the acquisition as discussed above.

Research and development expenses increased $205,000 to $1,458,000 in fiscal 1997 from $1,253,000 in fiscal 1996, but remained approximately 7% of total revenue in both periods. The increase was due largely to factors discussed above.

The Company's income tax expense for fiscal 1997 and 1996 was $375,000 and $870,000, respectively, which was higher than the expected statutory rate as discussed above.

Liquidity and Capital Resources
-------------------------------

The Company has significant net accounts receivable and net sales-type leases available to borrow against which could be used as collateral for future borrowing arrangements.

The Company has a $5,000,000 line of credit with BankOne, Boulder, Colorado which expires in October 1999. No amounts were drawn against this line at December 31, 1996.

During the six months ended December 31, 1996, the Company generated $4,786,000 from operating activities and expended $2,356,000 for capital equipment, rental and monitoring equipment, and internally developed software. The Company received $431,000 from the exercise of stock options during the period.

Working capital decreased $4,420,000 to $13,752,000 at December 31, 1996. This decrease was primarily the result of a decrease in cash associated with the Company's $2,323,000 purchase of its common stock and the $3,135,000 associated with the acquisition of three companies (see Note 3).

The Company recorded $5,078,000 of goodwill associated with an acquisition on October 10, 1996. This intangible will be amortized on a straight-line basis over 15 years.

In October 1996, the Company received a 25% ownership in the office building it leases with a value of $2,394,000 in exchange for signing a 14 year non-cancelable capital lease for the same building. The present value of the aggregate future minimum lease payments was $7,017,000. The lease includes commitments over a four year period to lease an additional 26,000 square feet.

The Company believes its existing sources of liquidity to be generated from operations will provide adequate cash to fund the Company's anticipated capital needs through fiscal 1997. Use of the Company's line of credit or term debt may be required in connection with possible acquisitions during fiscal 1997.



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934 THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                    BI Incorporated


Date_________________               By /s/ David J. Hunter
                                       ---------------------------------------
                                       David J. Hunter
                                       President and Chief Executive Officer

                                       /s/ Jacqueline A. Chamberlin
                                       ---------------------------------------
                                       Jacqueline A. Chamberlin
                                       Chief Financial Officer