Form 10-Q
period 1997-03-31
BI INC
filed 1997-05-07
CIK 716629

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1997
                                         --------------

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________

          Commission file number 0-12410
                                 -------

                                 BI Incorporated
                   ------------------------------------------
                 (Exact name of issuer as specified in charter)

      Colorado                                          84-0769926
  -----------------------------                    --------------------
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

                                   (303) 530-2911
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                       -----    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of no par value common stock outstanding at May 6, 1997 is 7,406,181.

                                BI INCORPORATED
                                     INDEX
                                     -----


PART I - FINANCIAL INFORMATION:                                         Page No.
Item 1 - Financial Statements


         Balance Sheet
         at March 31, 1997 and June 30, 1996                                   2


         Statement of Operations
         for the three and the nine months ended March 31, 1997 and 1996       3


         Statement of Cash Flows
         for the nine months ended March 31, 1997 and 1996                     4


         Notes to Consolidated Financial Statements                            5


Item 2 - Management's Discussion and Analysis
         of Financial Condition and Results of Operations                      7


Signatures                                                                     9



PART II - OTHER INFORMATION:

Item 1 - Legal Proceedings: Incorporated by reference to Notes to Financial Statements in Part I.

Part I - Financial Statements

                    BI INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEET
                         (in thousands, unaudited)

                                                                    March 31,           June 30,
                                                                      1997                1996
                                                                 ---------------     ---------------
    ASSETS
Current assets
  Cash and cash equivalents                                              $2,781              $4,263
  Short-term investments                                                    469               1,099
  Receivables, net                                                        7,384               9,043
  Investment in sales-type leases, net                                    3,824               4,345
  Inventories
    Raw materials                                                         1,366                 923
    Work in process                                                       1,551               1,033
    Finished goods                                                          691               1,064
  Deferred income taxes                                                     321                 302
  Prepaid expenses                                                          658                 893
                                                                 ---------------     ---------------
    Total current assets                                                 19,045              22,965

Investment in sales-type leases, net                                      2,735               3,446
Investment in Limited Liability Corporation                               2,394
Rental and monitoring equipment, net                                      4,451               4,088
Property and equipment, net                                               9,964               2,564
Software, net                                                             1,933               1,906
Intangibles, net                                                         13,559               7,232
Other assets                                                              1,267                 619
                                                                 ---------------     ---------------

                                                                        $55,348             $42,820
                                                                 ===============     ===============

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                       $1,985              $1,486
  Accrued compensation and benefits                                       1,652               1,581
  Capital lease obligation                                                  283
  Accrued product warranty                                                  158                 193
  Deferred revenue                                                        1,253               1,086
  Other liabilities                                                         692                 447
                                                                 ---------------     ---------------
    Total current liabilities                                             6,023               4,793
                                                                 ---------------     ---------------
Capital lease obligation                                                  6,624
Deferred revenue                                                          3,003                 821

Stockholders' equity
  Common stock, no par value, 75,000 shares
    authorized; 7,402 shares issued March 31, 1997
    and 7,004 shares issued June 30, 1996                                32,287              30,879
  Retained earnings                                                       7,411               6,327
                                                                 ---------------     ---------------
                                                                         39,698              37,206
                                                                 ---------------     ---------------
                                                                        $55,348             $42,820
                                                                 ===============     ===============


                    The accompanying notes are an integral
                      part of these financial statements.

         BI INCORPORATED and SUBSIDIARIES
           CONSOLIDATED STATEMENT OF OPERATIONS
    (in thousands except per share amounts, unaudited)


                                                               For the three months          For the nine months
                                                                  ended March 31,              ended March 31,
                                                           -------------------------    --------------------------
                                                              1997         1996            1997          1996
                                                           ----------  -------------    ----------  --------------
Revenues
  Net sales                                                   $3,391        $3,859         $9,245         $11,022
  Service and monitoring income                                9,504         5,279         23,578          15,715
  Rental income                                                  265           209            754             622
  Other income                                                   129           141            251             327
                                                           ----------  -------------    ----------  --------------
    Total revenues                                            13,289         9,488         33,828          27,686
                                                           ----------  -------------    ----------  --------------
Costs and expenses
  Cost of net sales                                            1,641         1,820          4,947           5,629
  Cost of service and monitoring income                        4,548         2,640         11,245           7,515
  Cost of rental income                                           63            74            221             216
  Selling, general and administrative expenses                 4,189         2,667         10,782           7,948
  Provision for doubtful accounts                                471            30          1,038              90
  Depreciation and amortization                                  489           355          1,358           1,015
  Research and development expenses                              848           678          2,307           1,931
                                                           ----------  -------------    ----------  --------------
    Total costs and expenses                                  12,249         8,264         31,898          24,344
                                                           ----------  -------------    ----------  --------------

Income before income taxes                                     1,040         1,224          1,930           3,342
Income tax provision                                            (471)         (499)          (846)         (1,369)
                                                           ----------  -------------    ----------  --------------
Net income                                                      $569          $725         $1,084          $1,973
                                                           ==========  =============    ==========  ==============

Net Income per common and common equivalent share              $0.08         $0.10          $0.15           $0.28
                                                           ==========  =============    ==========  ==============

Weighted average number of common and common equivalent
    shares outstanding                                         7,500         7,095          7,431           7,065
                                                           ==========  =============    ==========  ==============


                    The accompanying notes are an integral
                       part of the financial statements.

                              BI INCORPORATED AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in thousands, unaudited)

                                                                                     For the nine months
                                                                                       ended March 31,
                                                                        ----------------------------------------------
                                                                               1997                        1996
                                                                        ------------------          ------------------
Cash flows from operating activities:
  Net income                                                                  $1,084                      $1,973
  Adjustments to reconcile net income
    to net cash from operating activities:
    Depreciation and amortization                                              4,701                       4,265
    Provision for losses on accounts receivable and STLs                       1,038                         169
  Changes in assets and liabilities net of aquisition:
    Receivables                                                                1,170                      (1,550)
    Investment in STLs                                                         1,232                        (879)
    Inventories                                                                 (553)                       (105)
    Accounts payable                                                             299                         474
    Accrued expenses                                                            (401)                       (217)
    Deferred revenue                                                            (333)                        133
    Other                                                                        (76)                        275
                                                                        ------------------          ------------------
Net cash from operating activities                                             8,161                       4,538
                                                                        ------------------          ------------------

Cash flows from investing activities:
  Capital expenditures                                                        (1,218)                     (1,079)
  Increase in rental and monitoring equipment                                 (2,474)                     (2,095)
  Increase in capitalized software                                              (646)                       (552)
  Investment in Patent                                                          (309)
  Net cash required for acquisitions                                          (4,125)                        (35)
  Change in investments                                                          630                        (165)
                                                                        ------------------          ------------------
Net cash from investing activities                                            (8,142)                     (3,926)
                                                                        ------------------          ------------------

Cash flows from financing activities:
  Decrease in capital lease obligation                                          (110)
  Purchase of common stock                                                    (2,560)                       (970)
  Proceeds from issuance of common stock                                       1,169                         897
                                                                        ------------------          ------------------
Net cash from financing activities                                            (1,501)                        (73)
                                                                        ------------------          ------------------
Net change in cash and cash equivalents                                       (1,482)                        539
Cash and cash equivalents at June 30                                           4,263                       2,358
                                                                        ------------------          ------------------
Cash and cash equivalents at March 31                                         $2,781                      $2,897
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

In October 1996, the Company signed a 14 year non-cancelable lease. The present value of the aggregate future minimum lease payments was $7,017,000, which is reflected on the consolidated balance sheet as property and equipment. In exchange for signing the lease the Company received a 25% interest in the Limited Liability Corporation which owns the building. This interest was $2,394,000.

On January 31, 1997, the Company acquired 100% of Peregrine Corrections Incorporated for 157,895 shares of common stock and $1,125,000 cash. The fair value of assets acquired was $514,000 and liabilities assumed were $323,000.

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

On January 31, 1997, the Company effected a purchase of 100% of the outstanding stock of Peregrine Corrections Incorporated (PCI). The purchase price was 157,895 shares of restricted common stock of the Company and $1,125,000 in cash.

The acquisition was accounted for as a purchase and the assets acquired and liabilities assumed were recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of assets acquired was recorded as goodwill to be amortized over its estimated useful life of 15 years. The operating results of the Company's wholly-owned subsidiary, PCI, has been included in the results of operations since February 1, 1997.

Note 4 - Purchase of Treasury Stock
-----------------------------------

On September 24, 1996, the Company announced its intention to purchase up to $2,500,000 of its common stock in the open market. As of January 9, 1997, the Company completed this program and had repurchased 359,700 shares at a weighted average price of $7.12 per share. These shares were subsequently retired.

Note 5 - Legal Proceedings
--------------------------

The Company is involved in three legal proceedings; two alleging negligence in monitoring and detention; and one alleging defective product. One of the proceedings involves the claimant seeking damages up to $3,000,000, a second proceeding relates to the claimant seeking damages up to $200,000 and the third proceeding has no stated damages amount. Management believes the Company has adequate legal defenses and/or insurance coverage against all claims and intends to defend them vigorously. There can be no assurance however, that any individual case will result in an outcome favorable to the Company. In the event of any adverse outcome, neither the amount nor the likelihood of any potential liability which might result is reasonably estimable. The Company currently believes that the amount of the ultimate potential loss would not be material to the Company's financial position or results of operations. However, an adverse future outcome in any individual case, including legal defense costs, could have a material effect on the Company's reported results of operations in a particular quarter. No provisions for any such potential loss has been made in the accompanying financial statements.

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

RESULTS OF OPERATIONS
---------------------

THE THREE-MONTH PERIOD ENDED MARCH 31, 1997 (FISCAL 1997), COMPARED TO THE THREE-MONTH PERIOD ENDED MARCH 31, 1996 (FISCAL 1996):

Total revenue for the three months ended March 31, 1997, increased 40.1% to $13,289,000 compared to $9,488,000 in the corresponding period a year ago. The increase related to an increase in service, monitoring and rental income of $4,281,000 or 78.0% which was partially offset by a decrease in net sales of 468,000 or 12.1%.

The increase in service, monitoring and rental income related to the continuing trend of government agencies to contract for electronic monitoring rather than purchasing equipment. In addition, the Company generated income from providing probation services throughout Georgia, Tennessee and South Carolina as well as providing day reporting services in Colorado, New Mexico and Oregon related to the acquisitions discussed in Note 3. The decrease in net sales revenue resulted from lower electronic monitoring equipment purchases by government agencies and qualified service providers.

Total gross profit was 53.0% in fiscal 1997 compared to 52.2% in fiscal 1996. Service, monitoring and rental gross profit increased to 52.8% in the fiscal 1997 period from 50.6% for the same period last fiscal year. This increase was due to the addition of probation services in fiscal 1997, see note 3, with margins of 51.9% and improved monitoring margins of 53.7% in fiscal 1997 compared to 48.8% in the corresponding period a year ago. These margins can fluctuate slightly from quarter-to-quarter due to differences in the total labor required to supervise or monitor fluctuating offender populations.

Selling, general and administrative (S,G&A) expenses increased $1,522,000 to $4,189,000 in fiscal 1997 from $2,667,000 in fiscal 1996. This increase related largely to S,G&A expenses from the acquired companies discussed in Note 3. In addition, certain expenditures were incurred related to market expansion and sales activities.

The provision for doubtful accounts increased $441,000 in fiscal 1997. This relates largely to the Company's new probation service income. In the comparable period of 1996, revenue was generated by either government agencies or qualified service providers, both of which carried an extremely low risk of payment default. Probation service income is 100% paid by the offender and carries a higher risk of default. In response to this, the Company accrues approximately 16% of probation service income to allowance for doubtful accounts. The Company is implementing additional collection procedures to reduce payment defaults.

Amortization expense increased $86,000 during fiscal 1997 as the result of acquisition goodwill discussed in Note 3.

Research and development expenses increased $170,000 to $848,000, or 6.4% of total revenue, compared to $678,000, or 7.2% in fiscal 1996. Research and development expenses relate largely to enhancements of current products and evaluating future technologies.

The Company recorded income tax expense of $471,000 and $499,000 for the three months ended March 31, 1997 and 1996, respectively, which differs from the statutory rate largely as a result of state income taxes and non-deductible goodwill amortization expense.

THE NINE-MONTH PERIOD ENDED MARCH 31, 1997 (FISCAL 1997), COMPARED TO THE NINE-MONTH PERIOD ENDED MARCH 31, 1996 (FISCAL 1996):

Total revenue increased 22.2% to $33,828,000 for fiscal 1997 from $27,686,000 in fiscal 1996. Recurring revenue which includes service, monitoring and rental income increased to $24,332,000 in fiscal 1997 or 48.9% from $16,337,000 in fiscal 1996 due to the continuing trend by government agencies to contract electronic monitoring services versus purchasing equipment. In addition, service income for fiscal 1997 includes six months of probation service income and two months of day reporting income from the acquisitions discussed in Note
3. Net sales income decreased to $9,245,000 in fiscal 1997 from $11,022,000 in fiscal 1996. This revenue source can fluctuate from quarter to quarter based on purchases of electronic monitoring units by government agencies and qualified service providers.

Total gross profit on net sales, service, monitoring and rental income decreased slightly to 51.1% in fiscal 1997 from 51.2% in fiscal 1996 largely as a result of unabsorbed fixed costs from the Company's Jail Management System software.

Selling, general and administrative expenses increased $2,834,000 to $10,782,000 in fiscal 1997 from $7,948,000 in fiscal 1996. The increase was largely related to higher sales expenses on expanded revenues, market expansion expenses and related expenses as a result of the acquisitions discussed in Note 3.

Research and development expenses increased $376,000 to $2,307,000 or 6.8% of revenue in fiscal 1997 from $1,931,000 or 7.0% of revenue in fiscal 1996. The increase was due largely to factors discussed above.

The Company's income tax expense for fiscal 1997 and 1996 was $846,000 and $1,369,000 respectively, which was higher than the expected statutory rate largely as a result of state income taxes and non-deductible goodwill amortization expense.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has significant net accounts receivable and net sales-type leases totaling approximately $14 million, which could be used as collateral for future borrowing arrangements.

The Company has a $5,000,000 line of credit with BankOne, Boulder, Colorado which expires in October 1999. No amounts were drawn against this line as of March 31, 1997.

During the nine months ended March 31, 1997, the Company generated $8,161,000 from operating activities and expended $4,338,000 for capital equipment, rental and monitoring equipment, and internally developed software. The Company received $1,169,000 from the exercise of stock options and the Company's employee stock purchase plan.

Working capital decreased $5,150,000 to $13,022,000 as of March 31, 1997. This decrease was primarily the result of a decrease in cash associated with the Company's $2,560,000 purchase of its common stock and the $4,125,000 of cash associated with acquisitions discussed in Note 3.

In October 1996, the Company received a 25% ownership in the office building it leases with a value of $2,394,000 in exchange for signing a 14 year non-cancelable capital lease for the same building. The present value of the aggregate future minimum lease payments on March 31, 1997 was $6,808,000. The lease includes commitments over a four year period to lease an additional 20,600 square feet.

The Company believes its existing sources of liquidity to be generated from operations will provide adequate cash to fund the Company's anticipated capital needs through fiscal 1997.



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934 THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                    BI Incorporated


Date  May 7, 1997                   By /s/ David J. Hunter
      -----------                      -------------------------------------
                                       David J. Hunter
                                       President and Chief Executive Officer

                                       /s/ Jacqueline A. Chamberlin
                                       -------------------------------------
                                       Jacqueline A. Chamberlin
                                       Chief Financial Officer