Form 10-K
period 1997-06-30
BI INC
filed 1997-09-19
CIK 716629

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            ______________________

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)OF
                      the Securities Exchange Act of 1934

For the fiscal year ended:  JUNE 30, 1997

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

At September 15, 1997, there were 7,422,241 shares of Common Stock outstanding and the aggregate market value of Common Stock held by non-affiliates was $54,749,429.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12 and 13 are incorporated by reference from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on November 13, 1997.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

                                    PART I


ITEM 1.  BUSINESS.


GENERAL


          BI Incorporated (the "Company") is the leading manufacturer and provider of electronic monitoring equipment and services, institutional management software systems, and community correctional services to the criminal justice market worldwide.

          BI's electronic monitoring business unit ("EM") has developed four generations of home arrest products, since entering the market in 1984. Three companies, acquired from 1990-1992, were combined to form BI's monitoring service centers, allowing the Company to provide additional services to corrections agencies. In December 1995, the Company acquired the assets of JurisMonitor, Inc. to address the needs of programs designed to reduce risk in domestic violence cases.

          In December 1993, the Company acquired an exclusive license for its Institutional Management System ("IMS") software from SCC Communications Corp. of Boulder, Colorado, upon which BI's PREMIER IMS product and correctional information systems business unit ("CIS") is based.

          Recognizing yet another need within corrections, BI purchased the product rights to an automated case load management service in December 1990. BI's PROFILE(TM) and PROFILE Plus(TM) products generate revenue in the Company's community correctional services business unit ("CCS") . The Company expanded this business unit through the acquisition of four additional companies in fiscal 1997. On October 10, 1996, the Company completed the merger with Community Corrections Corporation, Justice Alternatives Inc. and Tennessee Probation Services, Inc., collectively referred to as "CCC." CCC provides probation services to misdemeanant probationers in Georgia, Tennessee and South Carolina. On January 31, 1997, the Company acquired Peregrine Corrections, Inc. ("PCI") of Denver, Colorado. PCI is an industry leader in day-reporting, a non-residential criminal sentencing alternative for felony probationers.



INDUSTRY AND MARKET BACKGROUND


          According to the U.S. Bureau of Justice Statistics latest report, 5.5 million adults were under some form of correctional supervision at December 31, 1996. The number of prisoners under the jurisdiction of federal or state correctional authorities on that date reached a record high of 1.5 million. Moreover, 3.8 million adults were under parole or probation sanction. The total adult correctional population has nearly tripled over the last 15 years. There are approximately 3,000 jails in the United States who could be users of the Company's integrated system for management of inmate data. These are the targeted populations for the Company's products and services.

          At June 30, 1997 the Company was monitoring approximately 14,300 offenders daily on home arrest; approximately 30,000 misdemeanant probationers were being supervised by CCC; approximately 1,500 adult offenders were attending the Company's day reporting programs at PCI; eight jails were using BI's IMS software; and approximately 18,000 offenders were using BI's automated PROFILE service.

          The Company believes that its comprehensive product lines provide viable, cost-effective solutions to the problem of prison overcrowding, as well as providing additional innovative tools for corrections agencies and jails to more efficiently manage the vast amount of information required. Monitoring, supervision and day reporting services provided by BI enable corrections agencies to effectively manage probation and parole populations for less than traditional institutional incarceration. This alternative provides a lower cost solution to agencies because home arrest and supervision programs are structured in a way that allows the offender to pay for these services.


PRODUCTS


ELECTRONIC MONITORING EQUIPMENT AND SERVICES
--------------------------------------------

          BI Home Escort(TM) System 9000 Series: The Company's premier product line, the BI Home Escort System, consists of a radio frequency transmitter, worn on an offender's ankle, a receiver unit called a field monitoring device ("FMD"), the model 9000, installed in the offender's home. The transmitter produces uniquely encoded signals which are received by the FMD. Using standard telephone lines, the FMD relays the information to the agency's host computer or monitoring service of choice. The host computer can communicate with several hundred FMDs at one time. If the offender moves beyond a certain distance from the FMD, the radio signal is broken and an indication of the break in transmission is relayed by the FMD to the host computer. Monitoring center personnel enter predetermined curfews into the host computer using BI's proprietary software. If an offender fails to comply with these terms or tampers with the transmitter, the host computer signals a violation and the officer in charge is alerted according to predetermined agency criteria.

          The BI Home Escort System is equipped with proprietary security features which include patented electronic tamper detection devices that cause a tamper signal to be transmitted to the host computer if the individual tampers with either the ankle bracelet or the FMD. The call back characteristic of the series confirms the location of the FMD at specified intervals. These tamper detection devices, the system's ability to crosscheck breaks in the transmission with pre-programmed curfew terms and the host computer's operating system effectively differentiate the BI Home Escort System from its competitors' products.

          The Home Escort Series features small and lightweight equipment and has established unprecedented industry standards for security, performance, sophisticated encoding and encryption of messages. Additional features include patented voice verification technology and the host computer's capability to automatically fax reports to agencies.

          Part of the BI 9000 Home Escort series is the BI 9200 REACT(TM), a remote, in-home alcohol testing device which can be used stand-alone or in conjunction with electronic home arrest. It combines voice verification, triple tamper protection and fuel cell technology to provide corrections officials with an increased level of security and actual analyses of offenders' blood alcohol levels. The unit is ergonomically designed, lightweight and easy to install.

          Also integral to the BI 9000 Home Escort Series is the BI 9020 Drive-BI(TM) Monitor. The Drive-BI is a hand-held, portable unit used to receive encoded transmissions from the BI 9010 ankle bracelet transmitters worn by offenders. The Drive-BI does not require installation of an FMD in the offender's home. Rather, a compliance officer has the capability to drive by the individual's residence or work place and uses the portable receiving unit to verify compliance with the terms of the program.

          BI JurisMonitor(TM) The BI JurisMonitor System is a cost effective approach to domestic violence intervention and compliance with court orders, combining electronic monitoring technology with a coordinated community response. In the JurisMonitor system, the offender wears an ankle bracelet that emits a continuous signal. The victim is provided with an FMD base unit which sets off an alarm when the transmitter comes within the proximity of the base unit. In addition, the monitoring unit in the offender's home verifies curfew compliance and detects tampering or attempts to shield the bracelet. When the FMD detects the presence of the offender, four events are set into motion: an audible alarm sounds within the home; the monitoring center is alerted; the unit begins an audio recording and police are dispatched based on the protocols established by the jurisdiction.

          The BI K2 Home Escort(TM) System uses time-tested software to manage and monitor subjects from the agency's site without relying on services of a third-party vendor. The system allows agencies to customize the database to accommodate specific conditions for individual subjects, such as defining records and schedules, adding comments and determining alert-handling procedures. Based on a standard DOS/Novell operating system, K2 provides top security and reliability, disk mirroring, redundancy and a fault-resistant design for a variety of electronic and alcohol field monitors.

          BI Monitoring Services: BI Incorporated uses its electronic monitoring products to provide corrections agencies with comprehensive electronic home arrest monitoring services. Monitoring services include entering data, monitoring the status of individuals as displayed by the host computer and communicating any violations and other information according to predetermined agency criteria. Corrections officials use BI's equipment without having to provide agency staff to monitor individuals or obtain capital to purchase host system computer equipment. This allows flexibility, control, security and dramatic savings over the costs of incarceration. BI certifies its monitoring center personnel, who monitor subjects from monitoring centers in Boulder, Colorado and Anderson, Indiana, 24 hours a day, seven days a week. The two monitoring centers are fully redundant and feature unprecedented system uptime and accurate data entry and reporting.

CORRECTIONS INFORMATION SYSTEMS
-------------------------------

          The BI PREMIER(TM) Institutional Management System is an applications software product that offers centralized, integrated management of jail information. It provides jails and prisons of all sizes with comprehensive inmate tracking from entry through release while supporting a broad range of additional jail and prison operations. IMS generates a full range of management information reports and enables authorized users to query the jail database and create specialized reports from industry-standard personal computer database packages.


COMMUNITY CORRECTIONAL SERVICES
-------------------------------


          With offices located in six states, BI's Community Correctional Services (CCS) division provides corrections agencies with community supervision services. BI's services help agencies with their caseloads by providing enrollment services, maintaining frequent face-to-face contact, collecting fees and following up when probationers do not report as scheduled. By working directly with corrections professionals, BI can provide direct supervision, education and treatment from day reporting centers.


          Automated Reporting and Collections ("ARC") programs and services allow corrections professionals to automate the management of their overburdened caseloads. Using a 900# telephone service, BI PROFILE(TM) manages administrative and low-risk caseloads. The offender must answer a series of questions asked by a computer, such as change of address, telephone number or employment, compliance with court orders and restitution payments. Information collected by the computer is recorded and archived. Through BI's monitoring center, BI PROFILE reports the exceptions or missed calls to officials. This enables officers to supervise offenders who need more intensive supervision.


          PROFILE PLUS(TM) combines the efficiency of automated caseload management with the collection of fixed fees. Offenders have historically been reluctant to voluntarily submit such fees; BI's technology has dramatically increased the collection rate. When an offender makes a monthly call to PROFILE PLUS, the supervision fees are charged to the offender's home telephone bill. BI collects the fees and passes them along to the agency.

          The Company recognized revenue of $12,322,000, $14,678,000, and $11,608,000 in 1997, 1996, and 1995 respectively, from the sale of electronic monitoring products representing 25.5%, 37.4% and 38.9% of total revenue during the respective years. Service, monitoring and rental income was $34,169,000 or 70.6% in 1997, $22,189,000 or 56.6% in 1996 and $17,544,000 or 58.7% in 1995.
Revenue from the sale and service of its IMS software was $1,211,000, $1,522,000 and $5,000 in 1997, 1996 and 1995. These sources of revenue reflect the continuing expanding acceptance of corrections agencies to use the Company's products and services.


PRODUCT DEVELOPMENT


          The Company designs and engineers the primary hardware and software elements of its product lines, other than the host computer systems. The Company solicits customer input to enhance its current products and to develop and design new products. During the 1997 fiscal year, the Company continued with the second phase of the development of its base open system architecture platform for its IMS product. The second phase is scheduled for completion midyear fiscal 1998. In addition, the Company completed the development of a new host system released in fiscal 1997. This new host system is capable of monitoring up to 1,500 clients and includes improved user interface, additional automatic functions and advanced alert processing. For the years ended June 30, 1997, 1996, and 1995, the Company had research and development expenses of approximately $3,000,000, $2,700,000, and $2,100,000, respectively.


MANUFACTURING


          The Company performs final assembly, testing, and quality control of its products at its facility in Boulder, Colorado. The Company generally uses standard parts and components obtained from a variety of vendors. The Company has not experienced and does not anticipate any difficulty in obtaining the necessary manufacturing assemblies, parts and components.


SALES, DISTRIBUTION AND MARKETING


          The Company markets and sells its products and services to Federal, state and local government agencies throughout the United States directly through its sales personnel. The Company's IMS product is increasingly offered through marketing relationships by large system integrators. The Company sold its electronic monitoring products to distributors in The Netherlands, South Africa, Singapore and five provinces in Canada. The Company believes the success of these programs will open up other international opportunities.

          Customers may acquire the Company's products and services by purchase, rental or lease-purchase. Certain purchase contracts have terms up to 18 months contingent upon delivery schedules of the Company's products and services.
Under a typical rental arrangement, the term is for a period of up to one year, payments are due monthly and the Company retains title to the equipment. Under the typical lease-purchase agreement, the lease is for a term of 24 to 36 months, payments are due monthly and generally the customer has the option to acquire the equipment at a nominal cost at the end of the lease term. Payments by governmental entities under rental and lease-purchase arrangements are contingent upon annual appropriations. Certain government agency contracts are paid directly by the offender using the Company's products and services. Although there can be no assurance, the Company believes that the likelihood of nonpayment due to lack of appropriations is remote. See Notes 1 and 3 to the Financial Statements.


SIGNIFICANT CUSTOMERS


          In fiscal 1997, the Administrative Office of the U.S. Courts accounted for 12% of the Company's total revenue. This customer accounted for 12% and 14% of total revenue in fiscal 1996 and 1995 respectively. A loss of this customer could have a material, adverse effect on the Company.


CUSTOMER SERVICE, SUPPORT AND WARRANTIES


          The Company believes that extensive customer service and support are critical to maintaining a leading position in the criminal justice market. The Company provides extensive support services to its electronic monitoring customers including complete installation, training and ongoing technical assistance. The Company operates a toll-free hot-line, which customers with products under warranty or covered by extended service contracts may use to request assistance on the operation of the Company's monitoring systems. The Company can perform many remote diagnostic procedures using telephones and modems, and historically, using these procedures, has been able to correct difficulties experienced by its customers. The Company provides customers any updates of its monitoring system software during the warranty period and to customers on extended service contracts.

          The Company arranges for 24-hour hardware service on computer equipment and peripherals, and directly provides 24-hour software support. Products manufactured by the Company are serviced at its Boulder, Colorado facility. The Company provides a full warranty on all its hardware products for one year from the date of delivery or for the term of a lease. The Company also offers, for a fee, annual extended service contracts which provide the same coverage. Certain of the warranties provided by the Company's suppliers are for a period less than the period provided by the Company to its customers.

          The Company also arranges for 24 hour customer support for its Institutional Management System and provides full warranty support after system acceptance per the terms of the individual contracts. The Company also offers, for a fee, annual extended service contracts which provide the same coverage.

          The two companies comprising the CCS business unit, CCC and PCI, are both service companies that contract directly with correctional jurisdictions or judicial entities. Both companies have built their reputations on providing excellent customer and client service and each offers the standard company warranties when providing electronic monitoring or REACT equipment as part of its service offerings.


BACKLOG AND RECURRING REVENUE


          The Company includes only firm purchase orders in its backlog, which can vary significantly from month to month. The Company believes that its backlog at any particular time is generally not indicative of the level of future sales. The CIS business unit which has contracts lasting from one month to approximately 18 months carried a backlog of $3,524,000 into fiscal year 1998. The Company had approximately $3,400,000 of monthly recurring monitoring, service and rental revenue during June 1997, compared to approximately $1,900,000 during June 1996.


COMPETITION


          The Company believes there are eight competitors in the manufacturing of EM equipment and 15 competitors in the monitoring of this equipment. It is anticipated that competition will increase as additional companies and corrections agencies recognize the benefits of EM programs. The principal methods of competition are price, quality of products and service, experience and proven product performance. While the Company believes that its products and services are currently superior to those of its competitors, there can be no assurance that this competitive advantage will be maintained.

          During 1997, two companies began marketing products which track the movement of offenders outside their homes. These products rely on Global Positioning Satellite and cellular phone technologies. Due to current technology limitations, the Company has chosen not to introduce a tracking product at this time. Tracking products have not had a significant impact upon the Company's 1997 revenue and they are not expected to have a significant impact in fiscal 1998.

          Because of the relatively immature state of the corrections information management systems market, the current competition to BI's PREMIER(TM) Institutional Management System is extremely fragmented. It consists of approximately five applications companies who provide Institutional Management Systems with widely varying degrees of functionality.

          With the acquisition of CCC and PCI, BI entered into new areas within the corrections market. CCC provides misdemeanant probation services to over 180 jurisdictions in Georgia, Tennessee and South Carolina. Currently, there are approximately 27 smaller competitors providing similar services in these states. PCI is the only national for-profit company providing day reporting services to the corrections industry. There are less than 50 private providers that operate day reporting centers on a local or regional basis. It is expected that as the market expands, other for-profit competitors will enter this market.


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

PATENTS AND PROPRIETARY TECHNOLOGY


          The Company has 26 United States and 15 foreign patents granted or acquired as well as one United States patent and five foreign patents pending. These patents expire between 2001 and 2011. The Company licenses proprietary voice verification technology exclusively for its home arrest product. This license is in effect through December 1997 and may be extended. In December 1993, the Company acquired an exclusive license for its Institutional Management System software. There can be no assurance that the protection afforded by these patents and licenses will provide the Company with a competitive advantage, or that the Company will be able to successfully assert its intellectual property rights in infringement actions. In addition, there can be no assurance that the Company's current products or products under development will not infringe other patents or proprietary rights of others.


EMPLOYEES


          At June 30, 1997, the Company had 605 full-time employees and 137 part-time or temporary employees, none of whom were represented by a union. Of these 742 employees, 301 were electronic monitoring staff, 11 automated reporting and collections personnel, 370 community correctional services employees, 22 corrections information services personnel and 38 corporate staff. Management believes that its relations with its employees are good.


EXECUTIVE OFFICERS OF THE COMPANY

At June 30, 1996 the executive officers of the Company were as follows:

=======================================================================================================
                Name                      Age                            Position
------------------------------------  -----------  ----------------------------------------------------
David J. Hunter                          52        President and Chief Executive Officer
-------------------------------------------------------------------------------------------------------
Mckinley C. Edwards, Jr.                 55        Executive Vice President and Chief Operating
                                                   Officer, Secretary and Treasurer
-------------------------------------------------------------------------------------------------------
Jacqueline A. Chamberlin                 42        Vice President of Finance and Chief Financial
                                                   Officer
=======================================================================================================

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

          Mckinley C. Edwards, Jr. has been Executive Vice President and Chief Operating Officer since November 1996. He joined the Company in November 1983 as Manufacturing Manager, was elected Vice President of Manufacturing in November 1984, promoted to Executive Vice President of Operations in April 1985 and was elected as Treasurer and Secretary in June 1986.

          Jacqueline A. Chamberlin has been Vice President of Finance and Chief Financial Officer since November 1993. She joined the Company in January 1983 and served as Accounting Manager through November 1985, Controller until May 1992 and Vice President of Accounting up to November 1993.


ITEM 2.  PROPERTIES.


          The Company currently leases approximately 75,000 square feet at its two facilities located in Boulder, Colorado. The leases for these facilities expire in September 2010. Under certain conditions both leases provide BI with an option to terminate, with a one-year notice, beginning in September 2000.

          The Company also leases approximately 10,400 square feet for its eastern monitoring office in Anderson, Indiana. The lease, dated November 24, 1995, expires in September 2005 with an option to terminate after four years and a second option to terminate after seven years.

          In addition, the Company leases facilities at 55 other locations for a total of approximately 112,000 square feet. These facilities are associated with its day reporting and probation services and are located in Georgia, Tennessee, Colorado, New Mexico, South Carolina and Oregon.

          Many of the Company's leases contain renewal rights and cancellation rights. At the present time, such facilities are adequate for the Company's purposes.


ITEM 3.  LEGAL PROCEEDINGS.


          On April 10, 1996, Jane Doe filed a complaint naming BI Monitoring Corporation, David M. Hartley, and Oriana House, Inc. as defendants in the Court of Common Please, Summit County, Ohio, alleging negligence in monitoring and detention causing physical and emotional distress. The Plaintiff alleged damages in the amount of $3,000,000. The action is in discovery. The Company believes its equipment worked appropriately and intends to defend against this action and any potential liability is covered by the Company's insurance coverage.

          On October 10, 1996, Melitta Beeson filed a complaint naming the State of California, California Youth Authority, Craig Brown, Director California Youth Authority, Greyland Winbush and BI Incorporated as defendants in the Superior Court of California County of Alameda alleging wrongful death resulting from general negligence. The Plaintiff is seeking unspecified damages. This action is in the early stages of discovery. The Company believes it monitored appropriately and intends to defend against this action and any potential liability is covered by the Company's insurance coverage.

          On October 29, 1996, Jeremy Cohlhepp filed a complaint naming Allegheny County, Allegheny County Electronic Monitoring Program, Everett F. McElfresh, Michelle Batch, and BI Incorporated as defendants in the United States District Court for the Western District of Pennsylvania. The Plaintiff alleges a malfunction of the equipment which caused him to be held in a detention center for a period of time. The Plaintiff alleges damages in the amount of $150,000 against BI Incorporated. This action is in discovery. The Company believes its equipment worked appropriately and intends to defend against this action and any potential liability is covered by the Company's insurance coverage.

          On May 6, 1997, Melody Trout filed a complaint naming State Farm Mutual Automobile Insurance Co., General Securities Services Corporation, Billy Wyatt, and BI Incorporated as defendants in the

Circuit Court of Stoddard County, Missouri, alleging negligence in manufacturing by BI Incorporated, negligence in monitoring by General Securities Services Corporation and reckless and wanton behavior by Billy Wyatt resulting in a wrongful death. The Plaintiff seeks damages in the amount of $3,000,000. This action is in the early stages of discovery. The Company believes its equipment was manufactured correctly and intends to defend against this action and any potential liability is covered by the Company's insurance coverage.

          On August 27, 1997, CB Partners, Michael Connor and Michael Connor, IRA, filed a Class Action Complaint in District Court, County of Boulder, State of Colorado, against the Company and certain of its officers and directors, being David J. Hunter, Mckinley C. Edwards, Jr., Richard Willmarth, Jacqueline
A. Chamberlin, Frank N. Randall, Jr., and Jeremy N. Kendall. The complaint includes various claims under the Colorado Securities Act as well as for common law fraud. The complaint alleges, among other things, that various public filings and press releases made by the Company in 1996 contained material misstatements and omissions, including that the Company's revenues and earnings were inflated as a result of shipping products to customers with the understanding that the customer had no obligation to pay for the products and could return them at any time. The Complaint also alleges that the Company failed to disclose (a) the nature of the competition in its monitoring services line of business and (b) that one of the Company's products in the in-home alcohol testing area did not work properly. The complaint seeks rescission, damages in an unspecified amount and attorneys' fees on behalf of all persons who purchased the Company's common stock between April 24, 1996 and September 12, 1996. The Company believes the complaint is without merit.


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

=======================================================================================
                                Fiscal Year Ended June 30,
                                         1997
 --------------------------------------------------------------------------------------
                                           High                          Low
----------------------------- ------------------------------  -------------------------
First Quarter                          $14.00                           $6.00
---------------------------------------------------------------------------------------
Second Quarter                           8.25                            6.13
---------------------------------------------------------------------------------------
Third Quarter                            7.88                            6.50
---------------------------------------------------------------------------------------
Fourth Quarter                           8.00                            5.88
---------------------------------------------------------------------------------------

                                Fiscal Year Ended June 30,
                                          1996
---------------------------------------------------------------------------------------
First Quarter                          $ 7.63                           $6.25
---------------------------------------------------------------------------------------
Second Quarter                           9.38                            6.75
---------------------------------------------------------------------------------------
Third Quarter                            9.63                            7.50
---------------------------------------------------------------------------------------
Fourth Quarter                          16.25                            8.25
=======================================================================================


          As of June 30, 1997, there were approximately 5,000 holders of record of the Common Stock.

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

                                                                 Year Ended June 30,
                                                ---------------------------------------------------
                                                1997(3)       1996       1995       1994       1993
                                                -------       ----       ----       ----       ----
                                                        (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
 Total revenue                                 $48,401        $39,212    $29,874    $22,701     $24,634
 Cost of operations                             23,461         19,200     13,788     10,645      11,179
                                               -------        -------    -------    -------     -------
 Gross profit                                   24,940         20,012     16,086     12,056      13,455
 Selling, general and
  administrative expenses                       14,672         10,916      8,873      8,494       7,888
 Provision for doubtful accounts                 1,732            228        374         60          60
 Depreciation and amortization                   2,241          1,395      1,250      1,233       1,422
 Research and development expenses               3,002          2,661      2,117      1,553       1,651
                                               -------        -------    -------    -------     -------
 Income before income
  taxes and extraordinary item                   3,293          4,812      3,472        716       2,434
 Income tax provision                           (1,460)        (1,949)    (1,150) (2)  (352)       (848)
                                               -------        -------    -------    -------     -------
 Income before extra-
  ordinary item                                  1,833          2,863      2,322        364       1,586
 Cumulative effect on prior years of change
  in method of accounting for income taxes                                               75
 Extraordinary item - tax
  benefit resulting from
  utilization of operating
  loss carryforwards                                                                                248
                                               -------        -------    -------    -------     -------
 Net income                                    $ 1,833        $ 2,863    $ 2,322    $   439     $ 1,834
                                               =======        =======    =======    =======     =======

 Net income per share (1)                      $   .25        $   .40    $   .34    $   .06     $   .25
                                               =======        =======    =======    =======     =======
 Weighted average common and common
  equivalent shares outstanding                  7,451          7,160      6,883      7,227       7,257
                                               =======        =======    =======    =======     =======
BALANCE SHEET DATA:
 Working capital                                14,541        $18,172    $12,938    $11,709     $13,825
 Total assets                                   55,421         42,820     36,881     36,871      35,354
 Long-term debt, net of current
  maturities (excludes Capital Lease)                0              0        146        209         582
 Total stockholders' equity                     40,620         37,206     32,332     32,186      31,085

(1) Income per share before extraordinary item was $.22 for the fiscal year ended June 30, 1993.

(2) Tax expense was reduced by $225,000 ($.03 per share) by the release of a deferred tax asset valuation allowance.

(3) During fiscal 1997 the Company acquired CCC which provides probation services and PCI which provides day reporting services. See Note six of the consolidated financial statements.

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

Results of Operations:

     The following table sets forth, for the periods indicated, the percentage of revenue of selected amounts from the Company's Consolidated Statement of
Operations:

                                                                                          Year Ended June 30,
                                                                          ------------------------------------------------------
                                                                                1997                1996              1995
                                                                          ------------------------------------------------------
Revenue

  Service, monitoring & rental income                                            70.6%               56.6%            58.7%

  Net sales                                                                      28.8                42.4             40.2

  Interest and other income                                                       0.6                 1.0              1.1
                                                                                -----               -----            -----
     Total revenue                                                              100.0               100.0            100.0
                                                                                -----               -----            -----
Gross profit

  Service, monitoring & rental income                                            52.8                52.1             55.4

  Net sales                                                                      47.6                48.4             50.5

     Total gross profit                                                          51.5                51.0             53.8

Expenses

  Selling, general & administrative                                              30.3                27.8             29.7

  Provision for doubtful accounts                                                 3.6                 0.6              1.2

  Depreciation & amortization                                                     4.6                 3.6              4.2

  Research & development                                                          6.2                 6.8              7.1
                                                                                -----               -----            -----
     Total expenses                                                              44.7                38.8             42.2

Income before taxes                                                               6.8                12.3             11.6

     Net income                                                                   3.8%                7.3%             7.8%

Revenue


     Total revenue increased 23.4% to $48,401,000 in 1997 from $39,212,000 in 1996. Some government agencies purchase equipment and run their own monitoring programs, others elect to utilize both monitoring equipment and services offered by the Company, while still other agencies purchase equipment from the Company and then contract with the Company for the service portion of monitoring. The Company is continuing to expand recurring revenue which includes service, monitoring and rental income. These revenue sources increased to $34,169,000 or 70.6% of total revenue in fiscal 1997 from $22,189,000 or 56.6% of total revenue in fiscal 1996. The 1997 growth was due to a continuing trend by government agencies to contract electronic monitoring services and a focusing of the Companies sales efforts on this revenue stream. In addition, service income for fiscal 1997 includes nine months of probation services income and five months of day reporting income totaling approximately $9,000,000 from the acquisitions discussed in Note six to the consolidated financial statements. At June 30, 1997, the Company had approximately $3,400,000 in monthly recurring revenue, a 79% increase from June 30, 1996. Net sales revenue decreased 16.0% to $13,961,000 in fiscal 1997 from $16,616,000 in fiscal 1996. This decrease was due to a change in market strategy emphasizing recurring revenue. In addition, during the fiscal year, the Company terminated certain contracts with service provider companies and distributors who buy the Company's electronic monitoring equipment and provide monitoring services to government agencies. Net sales revenue with these companies decreased $755,000 in fiscal 1997 compared to fiscal 1996. The Company expects fiscal 1998 electronic monitoring net sales revenue to decline significantly as a result of this strategic change. Net sales included $1,211,000 for software and hardware sales of its Institutional Management System (IMS) product in fiscal 1997 compared to $1,522,000 in fiscal 1996. The Company anticipates an increase in IMS revenue in 1998, see backlog discussion on page 5.

     Total revenue increased 31.3% to $39,212,000 in 1996 from $29,874,000 in 1995. Net sales increased $4,594,000 or 38.2% to $16,616,000 in 1996 compared to $12,022,000 in 1995. Service, monitoring and rental income increased to $22,189,000 in 1996 or 26.5% over the $17,544,000 in 1995. These increases related to growing acceptance of the Company's products by government agencies and a strong service provider customer base.

     The Company continued to manufacture and sell agriculture products to its existing customers. Net sales revenue was $427,000, $407,000 and $364,000 in fiscal 1997, 1996 and 1995, respectively.


Gross Profit


     Total gross profit as a percentage of total revenue increased to 51.5% in 1997 compared to 51.0% in 1996. Gross profit on recurring revenue which consists of service, monitoring and rental gross profit increased to 52.8% in 1997 compared to 52.1% in 1996. Electronic monitoring gross profit improved in 1997 as a result of increased equipment utilization as well as labor and telephone efficiencies gained from improvements to the monitoring software and an emphasis on cost containment. The Company expects continued monitoring gross profit improvements in 1998. Due to the high labor costs associated with providing probation and day reporting services the gross profit on service income was approximately five percent less than electronic monitoring gross profit. Net sales gross profit was 47.6% in 1997 compared to 48.4% in 1996.
The IMS product line included in net sales continued to incur a negative gross profit, although cost reductions during 1997 have reduced its losses. The Company anticipates continued cost improvements and profitability for this product line in 1998.

     Total gross profit as a percentage of total revenue decreased to 51.0% in 1996 compared to 53.8% in 1995. Gross profit on net sales decreased to 48.4% in 1996 from 50.5% in 1995. This gross profit decrease was due largely to start up expenses, amortization of purchased software, and cost of goods sold of $1,774,000 on the IMS product line. Service, monitoring and rental gross profit decreased to 52.1% in 1996 compared to 55.4% in 1995. Lower service usage rates, and increased costs related to monitoring labor and telephone expenses resulted in lower margins for 1996.

Selling, General and Administrative Expenses (S,G&A)


     S,G&A expenses increased $3,756,000 to $14,672,000 or 30.3% of revenue in 1997 from $10,916,000 or 27.8% of revenue in 1996. The increase is largely related to 1997 increases in marketing expenses associated with market expansion and diversification as well as planned for increases in account management and technical services related to increasing customer satisfaction and growth of existing customer sites. At June 30, 1997, the Company had 605 full time employees compared to 283 employees at June 30, 1996. This increase is largely explained by the addition of 297 full time employees associated with probation and day reporting acquisitions discussed in Note six of the consolidated financial statements. In fiscal 1998, the Company expects to increase marketing expenses associated with continuing market expansion opportunities. The Company also expects to increase expenses associated with account management and information systems infrastructure requirements in the services product area as well as other areas throughout the Company to increase customer satisfaction and growth of existing customer sites. In fiscal 1998 the Company expects S,G&A expenses to decrease as a percentage of total revenue as compared to fiscal 1997.

     S,G&A expenses increased to $10,916,000 in 1996 from $8,873,000 in 1995, but decreased to 27.8% of revenue in 1996 compared to 29.7% in 1995. The increase of $2,043,000 was largely related to expenses associated with selling, marketing, account management and commission expense on increased revenue. At June 30, 1996, the Company had 283 full-time employees, compared to 234 employees at June 30, 1995.


Provision for Doubtful Accounts


     The provision for doubtful accounts increased $1,504,000 to $1,732,000 in fiscal 1997 from $228,000 in fiscal 1996. This relates largely to the Company's new probation service income. In 1996, revenue was generated by either government agencies or qualified service providers, both of which carried an extremely low risk of payment default. Probation service income is 100% paid by the offender and carries a higher risk of default. In response to this, the Company accrued approximately 17% of probation service income to allowance for doubtful accounts. The Company is implementing additional collection procedures to reduce payment defaults in fiscal 1998.

     The provision for doubtful accounts decreased $146,000 to $228,000 in fiscal 1996 from $374,000 in fiscal 1995. The fiscal 1995 provision was impacted by $172,000 for an early termination of a lease purchase agreement with a single customer.


Amortization and Depreciation (A&D)


     A&D expenses increased $846,000 to $2,241,000 or 4.6% of revenue in fiscal 1997 from $1,395,000 or 3.6% of revenue in fiscal 1996. Approximately $300,000 was due to the amortization of acquisition goodwill discussed in Note six of the consolidated financial statements. The remaining increase was due primarily to additions to property, plant and equipment during 1997.

     A&D expenses increased $145,000 to $1,395,000 in 1996 from $1,250,000 in
1995. The increase was due primarily to additions to property, plant and equipment during 1996.

Research and Development Expenses (R&D)


     R&D expenses increased $341,000 to $3,002,000 in 1997 from $2,661,000 in
1996. The increase was largely related to expenses associated with software development efforts for improved automation to the Company's electronic monitoring center, and the evaluation and enhancement of existing electronic monitoring products. The Company expects to continue expenditures for improvements to the monitoring operations and development of future home arrest products in fiscal 1998.

     R&D expenses increased to $2,661,000 in 1996 from $2,117,000 in 1995. The increase was related to software development for automation improvements to the Company's monitoring center as well as development of future home arrest products.


Net Income and Income Taxes


     The Company recorded income tax expense of $1,460,000 and $1,949,000 for 1997 and 1996 respectively, which differs from the statutory rate largely as a result of non-deductible goodwill amortization expense.

     For fiscal 1997, the Company had net income of $1,833,000 or $.25 per share compared to fiscal 1996 net income of $2,863,000 or $.40 per share. The changes in net income relate primarily to the items discussed above.


LIQUIDITY AND CAPITAL RESOURCES


     During fiscal 1997, the Company generated $9,052,000 of cash from operating activities, received $1,276,000 from the issuance of common stock associated with the exercise of stock options and the employee stock purchase plan, repurchased $2,559,000 of its common stock, expended $2,522,000 for capital equipment and leasehold improvements, expended $2,905,000 for equipment associated with rental and monitoring contracts, expended $837,000 for capitalized internally developed software, and paid $4,234,000 of cash associated with acquisitions. The total of all cash flow activities resulted in a decrease in the balance of cash and cash equivalents of $2,569,000 for fiscal 1997.

     The Company's working capital decreased $3,631,000 to $14,541,000 at June 30, 1997. The decrease in working capital was primarily the result of decreases in cash associated with the Company's stock repurchase plan and cash required for acquisitions.

     In October 1996, the Company signed a 14-year capital lease. The present value of the aggregate future minimum lease payments of $7,140,000 net of accumulated amortization of $340,000 at June 30, 1997 is included in property and equipment. Under the terms of the Company's building lease, the Company acquired a 25% equity interest in one of the buildings that the Company leases. See Note five of the consolidated financial statements.

     The Company has an available $5,000,000 line of credit with Bank One, Boulder, Colorado which expires in October 1999. No amounts were drawn against this line at June 30, 1997.

     Working capital may be obtained by financing certain operating and sales-type leases under recourse and non-recourse borrowing arrangements. These borrowings would be collateralized with a security interest in the leased equipment. At June 30, 1997, the Company had unfunded leases in the amount of $6,757,000 which could be used as collateral for future borrowing arrangements.

     The Company believes it will have adequate sources of cash and available bank line of credit to fund anticipated working capital needs for its existing business through fiscal 1998.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


     The Report of Independent Accountants and the Consolidated Financial Statements are set forth on pages F-1 to F-19 of this report.

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

                                   PART III


     Items 10 (except as to executive officers, see Part I), 11, 12 and 13 are hereby incorporated by reference from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on November 13, 1997.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

 (a)       The following documents are filed as part of this report:

           1.  Financial Statements

               Report of Independent Accountants

               Balance Sheet at June 30, 1997 and 1996

               Statement of Operations for each of the three years in the period ended June 30, 1997

               Statement of Changes in Stockholders' Equity for each of the three years in the period ended June 30, 1997

               Statement of Cash Flows for each of the three years in the period ended June 30, 1997

               Notes to Financial Statements

           2.  Financial Statement Schedules:
                 Schedule II - Valuation and qualifying accounts

               All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

 (b) The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.

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

  4.4 BI Incorporated Employee Non-Qualified Stock Option Plan. Filed as an exhibit to Form S-8, March 24, 1988 (Registration No. 33-20843), and incorporated by reference, and modified by exhibit to Form S-8, filed with the Commission on December 28, 1990, and incorporated by reference.

  4.5 BI Incorporated Director and Key Employee Non-Qualified Stock Option Plan. Filed with the Commission on May 29, 1990, as an exhibit to Form S-8, and incorporated by reference, and modified by exhibit to Form S-8, filed with the Commission on April 28, 1993, and incorporated by reference.

  4.6 BI Incorporated Incentive Stock Option Plan. Filed with the Commission on March 24, 1988 as an exhibit to Form S-8, (Registration No. 33-20843), and incorporated by reference, and modified by exhibit to Form S-8, filed with the Commission on December 28, 1990, and incorporated by reference.

 4.7 1990 Director Non-Qualified Stock Option Plan. Previously filed with the commission as an exhibit to 1990 Form 10-K, and incorporated by reference.

 4.8 BI Incorporated 1991 Employee Stock Purchase Plan. Filed with the commission on December 28, 1990 as an exhibit to Form S-8, Registration No 33-38428, and incorporated by reference.

 4.9 BI Incorporated 1991 Stock Option Plan. Filed with the Commission on December 20, 1991 as an exhibit to Form S-8, and modified by exhibit to Form S-8, filed with the Commission on April 28, 1993, and incorporated by reference, and modified by exhibit to Form S-8, filed with the Commission on March 2, 1995, and incorporated by reference.

 4.10 BI Incorporated 1996 Stock Option Plan. Incorporated by reference from the Company's proxy statement for the annual meeting of shareholders held November 7, 1996.

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

                         BI Incorporated

                         By:/s/ David J. Hunter
                            --------------------------------
                                David J. Hunter
                                President

                         Date: September 19, 1997
                              --------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                                   TITLE                     DATE
------------------------------  ------------------------------  -----------------

/s/ David J. Hunter
------------------------------
David J. Hunter                 President, Chief Executive
                                Officer and Director
                                (Principal Executive Officer)   September 19, 1997
/s/ Jacqueline A. Chamberlin
------------------------------
Jacqueline A. Chamberlin        Vice President of Finance
                                (Principal Financial and
                                Accounting Officer)             September 19, 1997

/s/ Jeremy N. Kendall
------------------------------
Jeremy N. Kendall               Chairman                        September 19, 1997

/s/ William E. Coleman
------------------------------
William E. Coleman              Vice Chairman                   September 19, 1997

/s/ Mckinley C. Edwards, Jr.
------------------------------
Mckinley C. Edwards, Jr.        Director                        September 19, 1997

/s/ Beverly J. Haddon
------------------------------
Beverly J. Haddon               Director                        September 19, 1997

/s/ Perry M. Johnson
------------------------------
Perry M. Johnson                Director                        September 19, 1997

/s/ Frank L. Randall, Jr.
------------------------------
Frank L. Randall, Jr.           Director                        September 19, 1997

/s/ Byam K. Stevens, Jr.
------------------------
Byam K. Stevens, Jr.            Director                        September 19, 1997

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of BI Incorporated


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) 1 and 2 present fairly, in all material respects, the financial position of BI Incorporated and its subsidiaries at June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP



Boulder, Colorado
August 19, 1997, except for the first paragraph of Note 10, as to which the date is September 11, 1997.

                                                          BI INCORPORATED
                                                    CONSOLIDATED BALANCE SHEET
                                                          (in thousands)

                                                                                 June 30,                June 30,
                                                                                   1997                    1996
                                                                            -------------------     -------------------
 ASSETS
Current assets
 Cash and cash equivalents                                                   $            1,694      $            4,263
 Short-term investments                                                                     450                   1,099
 Receivables, net                                                                         8,647                   9,043
 Investment in sales-type leases, net                                                     3,993                   4,345
 Inventories                                                                              3,861                   3,020
 Deferred income taxes                                                                      779                     302
 Prepaid expenses                                                                           665                     893
                                                                            -------------------     -------------------
   Total current assets                                                                  20,089                  22,965

Investment in sales-type leases, net                                                      2,764                   3,446
Rental and monitoring equipment, net                                                      4,366                   4,088
Property and equipment, net                                                              10,667                   2,564
Software, net                                                                             1,987                   1,906
Intangibles, net                                                                         12,908                   7,232
Other assets                                                                              2,640                     619
                                                                            -------------------     -------------------
                                                                            $            55,421     $            42,820
                                                                            ===================     ===================

 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable                                                           $             1,836     $             1,486
 Accrued compensation and benefits                                                        1,409                   1,581
 Capital lease obligation                                                                    82                       0
 Accrued product warranty                                                                   151                     193
 Deferred revenue                                                                         1,362                   1,086
 Income taxes payable                                                                       404                       0
 Other liabilities                                                                          304                     447
                                                                            -------------------     -------------------
      Total current liabilities                                                           5,548                   4,793
                                                                            -------------------     -------------------
Capital lease obligation                                                                  7,030                       0
Deferred revenue                                                                          2,223                     821

Commitments (Notes 7 and 10)

Stockholders' equity
 Common stock, no par value, 75,000 shares
  authorized; 7,417 shares issued June 30, 1997
  and 7,004 shares issued June 30, 1996                                                  32,460                  30,879
 Retained earnings                                                                        8,160                   6,327
                                                                            -------------------     -------------------
                                                                                         40,620                  37,206
                                                                            -------------------     -------------------
                                                                            $            55,421     $            42,820
                                                                            ===================     ===================

                                               The accompaying notes are an integral
                                                part of these financial statements


                                                          BI INCORPORATED
                                               CONSOLIDATED STATEMENT OF OPERATIONS

                                              (in thousands except per share amounts)


                                                                               Year ended June 30,
                                                                       ---------------------------------
                                                                         1997        1996         1995
                                                                       ---------------------------------
Revenues
  Service and monitoring income                                         $33,161      $21,357     $16,714
  Net sales                                                              13,961       16,616      12,022
  Rental income                                                           1,008          832         830
  Other income                                                              271          407         308
                                                                       ---------------------------------
                                                                         48,401       39,212      29,874

Costs and expenses
  Cost of service and monitoring income                                  15,859       10,338       7,457
  Cost of net sales                                                       7,320        8,570       5,956
  Cost of rental income                                                     282          292         375
  Selling, general and administrative expenses                           14,672       10,916       8,873
  Provision for doubtful accounts                                         1,732          228         374
  Depreciation and amortization                                           2,241        1,395       1,250
  Research and development expenses                                       3,002        2,661       2,117
                                                                       ---------------------------------
                                                                         45,108       34,400      26,402

Income before income taxes                                                3,293        4,812       3,472
Income tax provision                                                     (1,460)      (1,949)     (1,150)
                                                                       ---------------------------------
Net income                                                              $ 1,833      $ 2,863     $ 2,322
                                                                       =================================

Net Income per common and common equivalent shares                        $0.25        $0.40       $0.34
                                                                       =================================
Weighted average number of common and common equivalent
    shares outstanding                                                    7,451        7,160       6,883
                                                                       =================================


                                              The accompanying notes are an integral
                                                 part of the financial statements.



                                                       BI INCORPORATED

                                         STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                        (in thousands)

                                                           Common Stock             Treasury Stock
                                                     -----------------------     --------------------     Retained
                                                          Shares      Amount       Shares      Amount     Earnings     Total
                                                     -----------------------     --------------------    ---------    -------
Balance June 30, 1994                                        7,369   $31,159           (183)  $  (115)      $1,142    $32,186
    Exercise of stock options and warrants                      39       220             11         1                     221
    Stock repurchases and retirement                                                   (538)   (2,500)                 (2,500)
    Retirement of repurchased stock                           (556)   (2,599)           556     2,599                       0
    Issuance of common stock pursuant to
      stock purchase plan                                       13        51                                               51
    Tax benefit from exercise of stock options                            52                                               52
    Net income                                                                                               2,322      2,322
                                                     -----------------------     --------------------    ---------    -------
Balance June 30, 1995                                        6,865    28,883           (154)      (15)       3,464     32,332
    Exercise of stock options and warrants                     405     2,045                                            2,045
    Stock repurchases and retirement                          (290)     (987)           154        15                    (972)
    Issuance of common stock pursuant to
      stock purchase plan                                       24       151                                              151
    Tax benefit from exercise of stock options                           787                                              787
    Net income                                                                                               2,863      2,863
                                                     -----------------------     --------------------    ---------    -------
Balance June 30, 1996                                        7,004    30,879              0         0        6,327     37,206
    Exercise of stock options and warrants                     200     1,186                                            1,186
    Stock repurchases and retirement                          (360)   (2,559)                                          (2,559)
    Issuance of common stock pursuant to
      stock purchase plan                                       15        90                                               90
    Tax benefit from exercise of stock options                           183                                              183
    Stock issued as part of aquisition                         558     2,681                                            2,681
    Net income                                                                                               1,833      1,833
                                                     -----------------------     --------------------    ---------    -------
Balance June 30, 1997                                        7,417   $32,460              0   $     0       $8,160    $40,620
                                                     =======================     ====================    =========    =======


                                              The accompanying notes are an integral
                                                part of these financial statements.


                                                       BI INCORPORATED
                                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                                          (in thousands)

                                                                                     Year ended June 30,
                                                                    -------------------------------------------------
                                                                      1997              1996                     1995
                                                                    -------------------------------------------------
Cash flows from operating activities:
  Net income                                                        $  1,833           $  2,863              $   2,322
  Adjustments to reconcile net income
   to net cash from operating activities:
    Depreciation and amortization                                      6,668              5,716                  4,921
    Provision for losses on accounts receivable and STLs               1,732                228                    374

  Changes in assets and liabilities net of effects from aquisitions:
    Receivables                                                         (830)            (3,100)                (1,319)
    Investment in STLs                                                 1,034             (1,795)                  (543)
    Inventories, net                                                    (841)               425                   (457)
    Accounts payable                                                     (80)             1,079                   (144)
    Accrued expenses                                                    (762)               265                   (399)
    Deferred revenue                                                    (245)                (3)                   502
    Current income taxes payable                                         404                657                    (32)
    Other                                                                139                256                    561
                                                                    --------------------------------------------------
Net cash from operating activities                                     9,052              6,591                  5,786
                                                                    --------------------------------------------------

Cash flows from investing activities:
  Capital expenditures                                                (2,522)            (1,695)                (1,326)
  Increase in rental and monitoring equipment                         (2,905)            (2,761)                (2,527)
  Increase in capitalized software                                      (837)              (696)                  (235)
  Investment in Patent                                                  (309)                 0                      0
  Cash paid for acquisitions net of cash acquired                     (4,234)                 0                      0
  Change in short-term investments                                       649               (723)                   (94)
  Other                                                                 (152)               (35)                   (63)
                                                                    --------------------------------------------------
Net cash used in investing activities                                (10,310)            (5,910)                (4,245)
                                                                    --------------------------------------------------

Cash flows from financing activities:
  Payments on capital lease obligation                                   (28)                 0                      0
  Proceeds from issuance of common stock                               1,276              2,196                    272
  Purchase of treasury stock, net                                     (2,559)              (972)                (2,500)
                                                                     --------------------------------------------------
Net cash from (used in) financing activities                          (1,311)             1,224                 (2,228)
                                                                    --------------------------------------------------
 Net change in cash and cash equivalents                              (2,569)             1,905                   (687)

Cash and cash equivalents at beginning of year                         4,263              2,358                  3,045
                                                                    --------------------------------------------------

 Cash and cash equivalents at end of year, excluding short-term investments of $450,  $1,099, and $376 in 1997, 1996 and 1995,
respectively                                                        $  1,694            $ 4,263                 $2,358
                                                                    ========           ========              =========


                                              The accompanying notes are an integral
                                                 part of the financial statements.


BI INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     BI Incorporated designs, manufactures, markets and supports electronic monitoring systems and other automatic identification devices. The Company provides 24-hour monitoring services using equipment it manufactures. The Company also develops application software systems for jails. In addition, the Company provides probation services to misdemeanant probationers and day reporting services to felony probationers. These products and services are for use by corrections agencies as an integral part of their community correction programs. These consolidated financial statements include the accounts of BI Incorporated and its majority owned subsidiaries (together the "Company"). All intercompany transactions have been eliminated in consolidation.


Cash equivalents and short-term investments

     The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. Investments with original maturities greater than three months are recorded as short-term investments at cost, which approximates market value.


Inventories

     Inventories are stated at the lower-of-cost-or-market. Cost is determined using the first-in, first-out ("FIFO") method.


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

     Goodwill represents the excess of purchase price over fair value of net assets acquired and is amortized on a straight-line basis over periods of 10-20 years. The recoverability of goodwill is assessed at least annually, based on undiscounted projected related revenue less undiscounted related costs. Any impairment loss will be recorded to the extent such profits do not exceed the net carrying value of the goodwill. Patents are amortized on a straight-line basis over 14 years. The manufacturing technology acquired from Cincinnati Microwave, Inc. is amortized over the greater of the units of production method or 5 years, on a straight-line basis. Amortization related to goodwill, patents and the manufacturing technology was $1,364,000, $1,082,000, and $962,000 in fiscal 1997, 1996, and 1995, respectively. Accumulated amortization of goodwill, patents and the manufacturing technology was $5,400,000 and $4,086,000 at June 30, 1997 and 1996, respectively.


Research and Development and Capitalized Software

     The Company capitalizes internally developed software costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or

BI INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Otherwise Marketed." Capitalization of development costs of software products begins once the technological feasibility of the product is established. Based on the Company's product development process, technological feasibility is established upon completion of a detailed program design. Capitalization ceases when such software is ready for general release, at which time amortization of the capitalized costs begins. Capitalized software costs are net of accumulated amortization of $2,333,000 and $1,781,000 as of 1997 and 1996, respectively.

     Amortization of capitalized internally developed software costs is computed as the greater of: (a) the amount determined by ratio of the product's current revenue to its total expected future revenue or (b) the straight-line method over the product's estimated useful life of three years. During all periods presented herein, the Company has used the straight-line method to amortize such capitalized costs. Amortization of software costs was $756,000, $795,000 and $811,000 in 1997, 1996 and 1995, respectively.

     Research and development costs relating principally to the design and development of products (exclusive of costs capitalized under SFAS No. 86) are expensed as incurred. The cost of developing routine enhancements are expensed as research and development costs as incurred because of the short time between the determination of technological feasibility and the date of general release of related products.


Supplemental disclosures of cash flow information:

                                                            1997         1996          1995
                                                          --------    ----------     ---------
               Interest received                           $711,000    $  718,000    $ 609,000
               Interest paid                                393,000         4,000        3,000
               Income taxes paid                            644,000     1,177,000      785,000

               Interest received from STLs is presented on a constructive receipt basis.


Supplemental schedule of noncash investing and financing activities:

                                                            1997         1996           1995
                                                          --------    ----------     ---------
               Tax benefit for exercise
                of stock options                          $  183,000  $  787,000     $  22,000
               Stock Issued for acquired
                Companies                                  2,681,000           0             0
               Obligation under capital
                lease                                      7,140,000           0             0

Revenue recognition

     Service and monitoring income is recorded monthly over the term of the contract with any prepaid amounts being deferred. Product sales and sales-type leases are generally recorded upon shipment. Rental income associated with operating leases is recorded monthly over the rental period. Revenue from software system sales is recognized using the percentage of completion method. Probation and day reporting service income is recognized monthly as the probation services are provided.

BI INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The Company records the portion of future minimum sales-type lease payments related to second and third year extended warranty services as deferred revenue. This revenue is recognized monthly, beginning in month thirteen of the lease, over the remaining term of the lease. The costs of product warranties are accrued at the time of product sales and are recorded based upon estimates of costs to be incurred to repair or replace items under warranty.


Net income per common and common equivalent share

     Net income per common and common equivalent share is computed under the treasury stock method using weighted average number of shares of common and dilutive common equivalent shares outstanding during each fiscal year. Common stock equivalent shares for 1997, 1996, and 1995 were 199,000, 379,000, and 92,000, respectively.

     SFAS No. 128, "Earnings per Share," was issued in February, 1997. The Company will be required to apply this statement in its consolidated financial statements for fiscal 1998. This pronouncement establishes new standards for computing and presenting EPS on a basis that is more comparable to international standards and provides for the presentation of basic and diluted EPS, replacing the currently required primary and fully-diluted EPS. The basic EPS will be computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS will be computed in a manner similar to the current method for calculating fully-diluted EPS. Prior period EPS will be restated to conform with the new statement. The pro forma effect of applying SFAS No. 128 on the Company's historical consolidated financial statements is as follows (in thousands, except per share data):

                                                 06/30/97   06/30/96   06/30/95
                                                ---------  ---------  ---------
   EPS as reported
    Primary EPS                                 $     .25  $     .40  $     .34
    Weighted average common shares outstanding      7,451      7,160      6,883

   Proforma EPS
    Basic EPS Computation:
     Basic EPS                                  $     .25  $     .42  $     .34
     Weighted average common shares                 7,252      6,781      6,791
    outstanding
     Diluted EPS Computation:
       Diluted EPS                              $     .25  $     .40  $     .34
       Weighted average common shares               7,451      7,160      6,883
   outstanding
       assuming dilution


Use of Estimates

     The Company has prepared these financial statements in conformity with generally accepted accounting principles which require the use of management's estimates. Actual results could differ from the estimates used.

BI INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2 - RELATED PARTY TRANSACTIONS


     The Company sold products to JEMTEC, Inc. for $551,000, $435,000 and $160,000 for 1997, 1996 and 1995, respectively. The Chairman of the Company is Chairman of JEMTEC, Inc.



NOTE 3 - RECEIVABLES, NET INVESTMENT IN SALES-TYPE LEASES, AND OPERATING LEASES
- AS LESSOR


     A significant portion of the Company's receivables and net investment in sales-type leases is due from governmental agencies or divisions thereof. One of these customers accounted for 12% of total revenue in 1997, 12% of total revenue in 1996 and 14% of total revenue in 1995.


Receivables

     Receivables consist of the following (in thousands):

                                                                           June 30,
                                                                        1997      1996
                                                                     -------------------
                 Trade, net of allowance for doubtful accounts of
                 $1,760 in 1997 and $266 in 1996                       $ 8,624   $ 9,022
                 Due from officers and employees                            23        21
                                                                     -------------------
                                                                       $ 8,647   $ 9,043
                                                                     ===================

Net investment in sales-type leases

          The components of net investment in sales-type leases are as follows (in thousands):

                                                                             June 30,
                                                                         1997      1996
                                                                     -------------------
Total minimum lease payments                                           $ 7,335   $ 8,532
  Less: Unearned income                                                   (577)     (732)
  Less: Allowance for doubtful accounts                                     (1)       (9)
                                                                     -------------------
Net investment                                                           6,757     7,791
  Less: Current portion                                                 (3,993)   (4,345)
                                                                     -------------------
Long-term portion                                                      $ 2,764   $ 3,446
                                                                      ==================

BI INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Future minimum lease payments to be received under sales-type leases at June 30, 1997 are $4,361,000, $1,846,000, $889,000, and $239,000 in fiscal 1998,
1999, 2000, and 2001, respectively.



Operating leases - as lessor


     The Company offers short-term leases to its customers as an alternative to buying its products. The lease term for operating leases is generally up to one year, with payments due monthly, and the Company retains title to the equipment.



NOTE 4 - INVENTORIES

     Inventories consist of the following (in thousands):

                                                                     June 30,
                                                                   1997     1996
                                                                 -----------------

          Raw materials                                            $1,682   $1,089
          Work-in-process                                           1,363    1,033
          Finished goods                                            1,058    1,064
                                                                 -----------------
                                                                    4,103    3,186
          Less: allowance for obsolescence                           (242)    (166)
                                                                 -----------------
                                                                   $3,861   $3,020
                                                                 =================


NOTE 5 - EQUIPMENT AND INTANGIBLES

Rental and Monitoring Equipment


     Rental and monitoring equipment consist of the following (in thousands):

                                                                     June 30,
                                                                  1997       1996
                                                              --------------------

          Rental equipment                                      $  1,173   $   932
          Monitoring equipment                                    13,359    10,695
                                                              --------------------
                                                                  14,532    11,627
          Less: accumulated depreciation and amortization        (10,166)   (7,539)
                                                              --------------------
                                                                $  4,366   $ 4,088
                                                              ====================


BI INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Property and Equipment


     Property and equipment consist of the following (in thousands):

                                                              June 30,
                                                           1997       1996
                                                       --------------------

                       Property and equipment             $17,683   $ 7,659
                       Less: accumulated depreciation      (7,016)   (5,095)
                                                       --------------------
                                                          $10,667   $ 2,564
                                                       ====================

     In October 1996, the Company signed a 14-year capital lease. The present value of the aggregate future minimum lease payments of $7,140,000 net of accumulated amortization of $340,000 at June 30, 1997 is included in property and equipment. Under the terms of the Company's building lease, the Company acquired a 25% equity interest in one of the buildings that the Company leases.



Intangibles


     Intangibles consist of the following (in thousands):

                                                              June 30,
                                                           1997      1996
                                                        --------------------
                       Goodwill                           $13,945   $ 7,215
                       Patents                              1,363     1,103
                       Manufacturing technology             3,000     3,000
                                                        --------------------
                                                           18,308    11,318
                       Less: accumulated amortization      (5,400)   (4,086)
                                                        --------------------
                                                          $12,908   $ 7,232
                                                        ===================


NOTE 6 - ACQUISITIONS

     On October 10, 1996, the Company acquired, in a single transaction, 100% of Community Corrections Corporation ("CCC"), Justice Alternatives Inc. ("JAI") and Tennessee Probation Services Inc. ("TPS"). These companies, collectively referred to as CCC, provide probation services to the corrections industry. The

BI INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



consideration given was 400,000 shares of common stock and $3,000,000 cash. The fair value of assets acquired was $1,160,000 and liabilities assumed were $828,000.

     The acquisition was accounted for as a purchase and the assets acquired and liabilities assumed were recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill to be amortized on a straight-line basis over its estimated useful life of 15 years. The operating results of the Company's wholly-owned subsidiaries CCC, JAI and TPS have been included in the results of operations since October 1, 1996.

     On January 31, 1997, the Company acquired 100% of Peregrine Corrections Incorporated ("PCI"). PCI provides day reporting services to the corrections industry. The consideration given was 157,895 shares of common stock and $1,251,000 cash. The fair value of assets acquired was $403,000 and liabilities assumed were $330,000.

     The acquisition was accounted for as a purchase and the assets acquired and liabilities assumed were recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill to be amortized on a straight-line basis over its estimated useful life of 15 years. The operating results of the Company's wholly-owned subsidiary, PCI, have been included in the results of operations since February 1, 1997.

     The following unaudited pro forma combined results of operations of the Company and CCC have been prepared as if the transactions occurred as of the beginning of the respective periods. PCI's operating results for the pro forma periods below were insignificant; therefore, PCI's results have not been included.



                                  Year Ended
                          ----------------------------
                          June 30, 1997  June 30, 1996
                          -------------  -------------
              Sales             $50,624        $47,628
              Net Income        $ 1,953        $ 2,851




NOTE 7 - AVAILABLE FINANCING AND LEASE COMMITMENTS


     The Company has an available bank line of credit for $5,000,000 bearing interest at the bank's prime rate, (8.25% at June 30, 1997) expiring in October 1999. At June 30, 1997, no borrowings were outstanding against the line. Borrowings under the line of credit are secured by inventory, equipment and accounts receivable. The line of credit sets forth certain financial and other covenants, including prior written consent to the payment of any dividends, that must be met by the Company if indebted to the bank.

BI INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The Company leases office space under a capital lease. The following is a schedule by years of future minimum lease payments under this capital lease together with the present value of the net minimum lease payments as of June 30, 1997:

                       Year ending June 30 (in thousands):
                                      1998                       $   684
                                      1999                           726
                                      2000                           762
                                      2001                           800
                                      2002                           840
                                      Thereafter                   8,845
                                                                 -------
                       Total minimum lease payments               12,657
                       Less amount representing interest          (5,547)
                                                                 -------
                       Present value of net minimum
                       lease payments                            $ 7,110
                                                                 =======


     The Company leases office space and certain equipment under operating leases. Rental expense was $683,000, $476,000, and $502,000 for fiscal 1997, 1996 and 1995, respectively. Minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 1997 are as follows:

              Year ending June 30 (in thousands):
                       1998                                     $  764
                       1999                                        510
                       2000                                        268
                       2001                                        144
                       2002                                         25
                                                                ------
              Total minimum payments required                   $1,711
                                                                ======


NOTE 8 - INCOME TAXES


     The provision for income taxes is comprised of the following (in thousands):

                                                    1997      1996      1995
                                ------------------------------------------------
                                Current provision
                                          Federal  $1,574    $1,342    $  872

BI INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                                    1997      1996      1995
                                ---------------------------------------------
                                          State       300       296       209
                                Deferred provision
                                          Federal    (349)      262        58
                                          State       (65)       49        11
                                ---------------------------------------------
                                                   $1,460    $1,949    $1,150
                                =============================================

     A reconciliation of the effective tax rate to the statutory rate is as follows:

                                                     1997      1996      1995
               --------------------------------------------------------------
               Expected statutory rate                 34%       34%       34%
               State taxes                              5%        5%        4%
               Goodwill amortization                    7%        3%       11%
               Tax exempt interest - STL              (4)%      (2)%      (6)%
               Release of valuation allowance                             (7)%
               Other                                    2%        1%      (3)%
               --------------------------------------------------------------
                                                       44%       41%       33%
               ==============================================================

     The significant components of the Company's deferred income tax assets and liabilities for fiscal 1997 and 1996 were as follows (in thousands):


                                                              1997      1996
                                                           ------------------
               Deferred tax assets:
                Tax credit carryforwards                     $    0   $    18
                Accrued liabilities                              89       114
                Depreciation                                  1,352     1,084
                Bad debt                                        710       148
                Other - miscellaneous                           210       311
                                                           ------------------
               Gross deferred tax asset                       2,361     1,675
               Deferred tax liabilities:
                 Deferred revenue                              (119)     (192)
                 Capitalized software                          (580)     (477)
                 Other - miscellaneous                         (283)     (333)
                                                           ------------------
Gross deferred tax liabilities                                 (982)   (1,002)
                                                           ------------------
Net deferred tax asset                                       $1,379   $   673
                                                           ==================


NOTE 9 - EMPLOYEE BENEFIT PLANS, OPTIONS AND WARRANTS

BI INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     At June 30, 1997, the Company has two stock-based compensation plans, which are described below. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plan and its stock purchase plans. Had compensation cost for the Company's two stock base compensation plans been determined based on the fair value at the grant dates for award under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                      1997   1996   1995
                               -----------------------------------------
                               Net income :
                                    As reported       1,833  2,863  2,322
                                    Pro forma         1,099  2,646  2,231
                               Net income per share:
                                    As reported         .25    .40    .34
                                    Pro forma           .15    .36    .32
                               ------------------------------------------
                               ==========================================





Stock Option Plans


     The Company has five stock option plans, the Director and Key Employee Non-qualified Stock Option Plan ("Director and Key Employee Plan"), the Employee Non-qualified Stock Option Plan (the "Employee Plan"), the Director Non-qualified Stock Option Plan (the "Director Plan"), the 1991 Stock Option Plan ("1991 Plan") and the 1996 Stock Option Plan ("1996 Plan"). The Director and Key Employee Plan, Employee Plan, Director Plan and 1991 Plan have expired.

     Under the 1996 Plan, the Company may grant options to its employees and directors for up to 1 million shares of common stock. Under the Plan, options are granted at an exercise price equal to the fair market value of the Company's common stock on the grant date. The options vest over periods not to exceed 48 months and expire in 10 years or less.

     The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1997, 1996 and 1995, respectively:
No estimated dividends for all three years; expected volatility of 57.5% for 1997, 46.4% for 1996, and 56.8% for 1995; risk-free interest rates between 6.20% and 6.86% for 1997, 6.20% and 6.48% for 1996, 7.44% and 7.79% for 1995; and
expected option terms between 7 and 10 years for 1997, and 7 years for both 1996 and 1995.

BI INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The following table summarizes option transactions under all five plans during each of the three years in the period ended June 30, 1996 (in thousands):

                                                  Number of Shares   Weighted Average
                                                                      Exercise Price
                    ------------------------------------------------------------------------
                    Outstanding, June 30, 1994            887                   $5.12
                    Granted                               138                    4.33
                    Exercised                             (46)                   4.43
                    Canceled                              (43)                   5.07
                    ------------------------------------------------------------------------
                    Outstanding, June 30, 1995            936                    5.05
                    Granted                               249                    6.55
                    Exercised                            (379)                   5.21
                    Canceled                              (21)                   5.50
                    ------------------------------------------------------------------------
                    Outstanding, June 30, 1996            785                    5.50
                    Granted                               813                    6.98
                    Exercised                            (171)                   5.56
                    Canceled                              (68)                   6.15
                    ------------------------------------------------------------------------
                    Outstanding, June 30, 1997          1,359                   $6.34
                    ========================================================================


     Options exercisable and the weighted average exercise price of these options as of the end of the year were 591,000 and $5.61, 465,000 and $5.05, and 705,000 and $5.12 in 1997, 1996 and 1995, respectively. The weighted average fair value of options granted during 1997, 1996 and 1995 were $5.11, $3.77 and $2.87, respectively.

     The following table summarizes information about fixed stock options outstanding at June 30, 1997 (in thousands):


                        Number         Weighted-Average                                   Number
   Range of           Outstanding        Remaining             Weighted-Average         Exerciseable       Weighted-Average
Exercise Prices       at 6/30/97       Contractual Life         Excercise Price         at 6/30/97          Exercise Price
---------------      -------------    ------------------       ----------------        -------------      -----------------
  $4.19-4.88             113            4.3 years                 $4.30                     111               $4.29
     $5.13               253            2.3 years                 $5.13                     249               $5.13
  $5.50-6.88             267            5.9 years                 $6.56                     105               $6.49
  $7.00-7.13             726            9.2 years                 $7.00                     126               $7.00
                         ---                                                                ---
  $4.19-7.13           1,359                                                                591

BI INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Employee Stock Purchase Plan


     In July 1990, the Board of Directors adopted an Employee Stock Purchase Plan ("Purchase Plan") offering employees the right to collectively purchase a maximum of 200,000 shares of the Company's common stock through a minimum of six-month offering periods of 50,000 shares each commencing January 1, 1991. Eligible employees may contribute up to 10% of their base pay towards the purchase of the Company's common stock at 85% of the lower of the average market price on the first or the last day of the offering period. Proceeds received from the issuance of shares under the Purchase Plan are credited to stockholder's equity in the fiscal year shares are issued. Under the Purchase Plan, the Company sold 15,000, 24,000 and 13,000 shares to employees in 1997, 1996 and 1995, respectively.

     The fair value of each stock purchase grant is estimated on the date of grant using the Black-Scholes model with the following assumptions for 1997, 1996 and 1995: no estimated dividends; expected volatility of 57.5%, 46.4% and 56.8%, respectively; risk free interest rates of 6.66% in 1997, 5.63% and 6.83% in 1996 and 6.05% in 1995; and an expected life of .5 years for all three years.



Employee Savings Plan


     The Company has a 401(k) savings plan whereby the Company matches, subject to certain limits, $.15 for each $1.00 employees contribute. Total Company contributions during fiscal 1997, 1996 and 1995 were $66,000, $79,000, and $68,000, respectively.



NOTE 10 - LEGAL PROCEEDINGS

     On August 27, 1997, the Company received notice of a class action complaint filed against it and certain of its officers and directors. The complaint includes various claims under securities law as well as for common law fraud. The complaint alleges, among other things, that various public filings and press releases made by the Company during 1996 contained material misstatements and omissions, including inflated Company revenues and earnings. The complaint further claims that these misstatements and omissions occurred as a result of shipping products to customers with the understanding that the customers had no obligation to pay for the products and could return them at any time. In addition, the complaint alleges that the Company failed to disclose (a) the nature of competition in its monitoring services line of business and (b) that one of the Company's products related to in-home alcohol testing did not work properly. The complaint seeks rescission, unspecified damages and attorney's fees on behalf of all persons who purchased the Company's common stock between April 24, 1996 and September 12, 1996. The Company believes the complaint is without merit but is currently unable to (a) determine the ultimate outcome of resolution of the complaint, (b) determine whether resolution of this matter will have a material adverse impact on the Company's financial position or results of operations, or (c) estimate reasonably the amount of loss, if any, which may result from resolution of this matter.

BI INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The Company is involved in four additional legal proceedings; one alleging negligence in monitoring and detention; one alleging wrongful death from general negligence, one alleging malfunction in equipment, and the last alleging negligence in manufacturing. Two of the claimants seek damages up to $3,000,000, one seeks damages in the amount of $150,000 and the fourth seeks unspecified damages. The company is also aware of certain unasserted potential claims. Management believes the Company has adequate legal defenses and/or insurance coverage against all claims and intends to defend them. There can be no assurances however, that any individual case will result in an outcome favorable to the Company. In the event of any adverse outcome, neither the amount nor the likelihood of any potential liability which might result is reasonably estimable. The Company currently believes that the amount of the ultimate potential loss would not be material to the Company's financial position or results of operations. However, an adverse future outcome in any individual case, including legal defense costs, could have a material effect on the Company's reported results of operations in a particular quarter.



NOTE 11 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


     The following interim financial information presents the 1997 and 1996 results of operations on a quarterly basis (in thousands, except per share amounts):

                                             Fiscal quarters ended
                                     9/30/96   12/31/96   3/31/97   6/30/97
                                  -----------------------------------------
Total revenue                       $  8,723  $  11,782  $ 13,289  $ 14,607
                                  -----------------------------------------
Gross profit                           4,329      6,048     7,037     7,526
                                  -----------------------------------------
Net income                          $    157  $     358  $    569  $    749
                                  -----------------------------------------
Net income per common and
  common equivalent share           $   0.02  $    0.05  $   0.08  $   0.10
                                  =========================================

                                             Fiscal quarters ended
                                     9/30/95   12/31/95   3/31/96   6/30/96
                                  -----------------------------------------
Total revenue                       $  8,387  $   9,810  $  9,488  $ 11,527
                                  -----------------------------------------
Gross profit                           4,494      4,877     4,954     5,687
                                  -----------------------------------------
Net income                          $    601  $     647  $    725  $    890
                                  -----------------------------------------
Net income per common and common
  equivalent share                  $   0.09  $    0.09  $   0.10  $   0.12
                                  =========================================


BI INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                  SCHEDULE II

Allowance for losses on Sales-Type Leases:

====================================================================================================================================

                              Balance beginning of    Charged to cost and     Charged to other                       Balance at end
                                     period                expenses               accounts         Write offs            of period
------------------------------------------------------------------------------------------------------------------------------------

     7-1-94 - 6-30-95                       $60,000                     $0                     $0    $(51,000)                $9,000

------------------------------------------------------------------------------------------------------------------------------------

     7-1-95 - 6-30-96                       $ 9,000                     $0                     $0    $      0                 $9,000

------------------------------------------------------------------------------------------------------------------------------------

     7-1-96 - 6-30-97                       $ 9,000                     $0                     $0    $ (8,000)                $1,000

====================================================================================================================================



Allowance for losses on Accounts Receivable:

====================================================================================================================================

                              Balance beginning of    Charged to cost and     Charged to other                       Balance at end
                                  of period              expenses              Acquisition         Write offs            period
------------------------------------------------------------------------------------------------------------------------------------

     7-1-94 - 6-30-95                    $243,000             $  374,000              $        0  $  (397,000)            $  220,000

------------------------------------------------------------------------------------------------------------------------------------

     7-1-95 - 6-30-96                    $220,000             $  228,000              $        0  $  (182,000)            $  266,000

------------------------------------------------------------------------------------------------------------------------------------

     7-1-96 - 6-30-97                    $266,000             $1,732,000              $1,418,000  $(1,656,000)            $1,760,000

====================================================================================================================================
