Form 10-Q
period 1997-09-30
BI INC
filed 1997-10-28
CIK 716629

                                BI INCORPORATED
                                     Index
                                     -----


Part I - Financial Information:                                         Page No.
Item 1 - Financial Statements

     Balance Sheet
     at September 30, 1997 and June 30, 1997                                  2


     Statement of Operations
     for the three months ended September 30, 1997 and 1996                   3


     Statement of Cash Flows
     for the three months ended September 30, 1997 and 1996                   4


     Notes to Consolidated Financial Statements                           5 & 6


Item 2 - Management's Discussion and Analysis
     of Financial Condition and Results of Operations              7 through 11


Signatures                                                                   11


Part II - Other Information:

Item 1 - Legal Proceedings: Incorporated by reference to Note 3 to Consolidated Financial Statements in Part I.

                                BI INCORPORATED
                          CONSOLIDATED BALANCE SHEET
                           (in thousands, unaudited)


                                                          September 30,                June 30,
                                                               1997                      1997
                                                        -------------------       -------------------
    ASSETS
Current assets
  Cash and cash equivalents                                           $767                    $1,694
  Short-term investments                                                 0                       450
  Receivables, net                                                   8,926                     8,647
  Investment in sales-type leases, net                               4,216                     3,993
  Inventories                                                        3,549                     3,861
  Deferred income taxes                                                779                       779
  Prepaid expenses                                                     993                       665
                                                        -------------------       -------------------
    Total current assets                                            19,230                    20,089

Investment in sales-type leases, net                                 4,161                     2,764
Rental and monitoring equipment, net                                 4,214                     4,366
Property and equipment, net                                         11,204                    10,667
Software, net                                                        2,208                     1,987
Intangibles, net                                                    12,592                    12,908
Other assets                                                         2,647                     2,640
                                                        -------------------       -------------------

                                                                   $56,256                   $55,421
                                                        ===================       ===================

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                  $1,232                    $1,836
  Accrued compensation and benefits                                  1,786                     1,409
  Capital lease obligation                                              98                        82
  Accrued product warranty                                             297                       151
  Deferred revenue                                                   1,311                     1,362
  Income taxes payable                                                 377                       404
  Other liabilities                                                    483                       304
                                                        -------------------       -------------------
    Total current liabilities                                        5,584                     5,548
                                                        -------------------       -------------------
Capital lease obligation                                             7,003                     7,030
Deferred revenue                                                     2,597                     2,223

Stockholders' equity
  Common stock, no par value, 75,000 shares
    authorized; 7,422 shares issued Sept. 30, 1997
    and 7,417 shares issued June 30, 1997                           32,484                    32,460
  Retained earnings                                                  8,588                     8,160
                                                        -------------------       -------------------
                                                                    41,072                    40,620
                                                        -------------------       -------------------

                                                                   $56,256                   $55,421
                                                        ===================       ===================

                    The accompanying notes are an integral
                       part of the financial statements.

                                BI INCORPORATED
                     CONSOLIDATED STATEMENT OF OPERATIONS
              (in thousands except per share amounts, unaudited)



                                                                           For the three months
                                                                           ended September 30,
                                                                   -------------------------------------
                                                                        1997                1996
                                                                   ---------------    ------------------
Revenues
  Net sales                                                               $4,519                $2,801
  Service and monitoring income                                           10,037                 5,616
  Rental income                                                              260                   215
  Other income                                                                51                    91
                                                                  ---------------    ------------------
    Total revenues                                                        14,867                 8,723
                                                                  ---------------    ------------------
Costs and expenses
  Cost of net sales                                                        2,200                 1,533
  Cost of service and monitoring income                                    5,205                 2,778
  Cost of rental income                                                       57                    83
  Selling, general and administrative expenses                             4,509                 2,892
  Provision for doubtful accounts                                            595                    58
  Depreciation and amortization                                              801                   401
  Research and development expenses                                          755                   712
                                                                  ---------------    ------------------
    Total costs and expenses                                              14,122                 8,457
                                                                  ---------------    ------------------

Income before income taxes                                                   745                   266
Income tax provision                                                        (317)                 (109)
                                                                  ---------------    ------------------
Net income                                                                  $428                  $157
                                                                  ===============    ==================

Net Income per common and common equivalent share                           $0.06                 $0.02
                                                                  ===============    ==================

Weighted average number of common and common equivalent
    shares outstanding                                                     7,613                 7,402
                                                                  ===============    ==================




                    The accompanying notes are an integral
                       part of the financial statements.

                                BI INCORPORATED
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                           (in thousands, unaudited)


                                                                                             For the three months
                                                                                              ended September 30,
                                                                                  -------------------------------------
                                                                                                1997              1996
                                                                                  -------------------     -------------
Cash flows from operating activities:
  Net income                                                                                    $428              $157

  Adjustments to reconcile net income to net cash from operating activities:
    Depreciation and amortization                                                              1,609             1,498
    Provision for losses on accounts receivable and STLs                                         595                58

  Changes in assets and liabilities:
    Receivables                                                                                 (886)            1,217
    Investment in STLs                                                                        (1,620)              219
    Inventories, net                                                                             312              (403)
    Accounts payable                                                                            (604)             (580)
    Accrued expenses                                                                             704              (430)
    Deferred revenue                                                                             337              (123)
    Current income taxes payable                                                                 (27)             (501)
    Other                                                                                       (340)              201

                                                                                  -------------------------------------
Net cash from operating activities                                                               508             1,313
                                                                                  -------------------------------------


Cash flows from investing activities:
  Capital expenditures                                                                        (1,102)             (261)
  Increase in rental and monitoring equipment                                                   (467)             (520)
  Increase in capitalized software                                                              (329)             (277)
  Change in short-term investments                                                               450               (86)
                                                                                  -------------------------------------
Net cash used in investing activities                                                         (1,448)           (1,144)
                                                                                  -------------------------------------


Cash flows from financing activities:
  Payments on capital lease obligation                                                           (11)                0
  Proceeds from issuance of common stock                                                          24               304
                                                                                  -------------------------------------
Net cash from financing activities                                                                13               304
                                                                                  -------------------------------------

Net change in cash and cash equivalents                                                         (927)              473

Cash and cash equivalents at beginning of year                                                 1,694             4,263
                                                                                  -------------------------------------



Cash and cash equivalents as of September 30                                                    $767            $4,736
                                                                                  ===================     =============


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

SFAS No. 128, "Earnings per Share," was issued in February, 1997. The Company will be required to apply this statement in its consolidated financial statements for the quarter ending December 31, 1997. This pronouncement establishes new standards for computing and presenting EPS on a basis that is more comparable to international standards and provides for the presentation of basic and diluted EPS, replacing the currently required primary and fully-diluted EPS. The basic EPS will be computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS will be computed in a manner similar to the current method for calculating fully-diluted EPS. Prior period EPS will be restated to conform with the new statement. The pro forma effect of applying SFAS No. 128 on the Company's historical consolidated financial statements is as follows
(in thousands, except per share data):

                                                         For the three months
                                                          ended September 30,
                                                             1997    1996
                                                             ----    ----
      EPS as reported
        Primary EPS                                         $  .06  $  .02
        Weighted average common shares outstanding           7,613   7,402

      Proforma EPS
        Basic EPS Computation:
          Basic EPS                                         $  .06  $  .02
          Weighted average common shares outstanding         7,420   7,035
        Diluted EPS Computation:
          Diluted EPS                                       $  .06  $  .02
          Weighted average common shares outstanding         7,613   7,402
          assuming dilution

Note 3 - Legal Proceedings

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

Results of Operations
---------------------

The following table provides a breakdown of selected results by Business Unit. The Company's Business Units consist of Electronic Monitoring (EM), Community Correctional Services (CCS) and Corrections Information Systems (CIS).



                                 Three Months Ended                    Three Months Ended
                                 September 30, 1997                    September 30, 1996
                           --------------------------------   -----------------------------------
                               EM      CCS     CIS    Total     EM     CCS      CIS        Total
                           --------------------------------   -----------------------------------
                                      (unaudited)                         (unaudited)
                                     (in thousands)                      (in thousands)
Revenue
 Recurring Revenue
  Service & Monitoring      6,111     3,881     45   10,037   5,194     370       52       5,616
  Rental                      260                       260     215                          215
 Other Income                  51                        51      91                           91
 Net Sales                  3,992              527    4,519   2,708               93       2,801
                           --------------------------------   -----------------------------------
Total Revenue              10,414     3,881    572   14,867   8,208     370      145       8,723

Gross Profit                5,823     1,483     99    7,405   4,233     192      (96)      4,329
 Gross Profit %              55.9%     38.2%  17.3%    49.8%   51.6%   51.9%   (66.2%)      49.6%

The three-month period ended September 30, 1997 (fiscal 1998), compared to the three-month period ended September 30, 1996 (fiscal 1997):


Revenue

Total revenue for the three months ended September 30, 1997, increased 70.4% to $14,867,000 compared to $8,723,000 in the corresponding period a year ago. The Company is continuing to expand recurring revenue which includes service, monitoring and rental income although there can be no assurances that the Company will be successful in continuing this expansion. These revenue sources, which are generated within all three business units increased to $10,297,000 or 69.3% of total revenue in fiscal 1998 from $5,831,000 or 66.8% of total revenue in fiscal 1997. All three business units reported revenue increases for fiscal 1998 as compared to fiscal 1997.

The EM business unit revenue increased 26.9% to $10,414,000 in fiscal 1998 compared to $8,208,000 in fiscal 1997. Some government agencies purchase equipment and run their own monitoring programs, others elect to utilize both monitoring equipment and services offered by the Company, while other agencies purchase equipment from the Company and then contract with the Company for the service portion of the monitoring. Recurring revenue which is comprised of electronic monitoring and rental income increased 17.8% to $6,371,000 in fiscal 1998 from $5,409,000 in fiscal 1997. This increase in recurring revenue relates to the continuing trend of government agencies to contract for electronic monitoring rather than purchasing equipment. Net sales revenue increased 47.4% to $3,992,000 in fiscal 1998 from $2,708,000 in fiscal 1997. This significant improvement in net sales was due to a relatively high backlog of orders carried into the first quarter of fiscal 1998 and relatively low revenue in the first quarter of fiscal 1997. The Company has implemented a change in market strategy emphasizing recurring revenue which will slow the growth rate of net sales for fiscal year 1998.

The CCS business unit recurring revenue increased approximately tenfold to $3,881,000 in fiscal 1998 compared to $370,000 in fiscal 1997. The 1998 growth was primarily due to service revenue associated with acquisitions of two companies, in October 1997 and January 1998, which provide probation services throughout Georgia, Tennessee and South Carolina as well as day reporting services in Colorado, New Mexico and Oregon. These two acquisitions accounted for $3,539,000 of revenue in the first quarter of fiscal 1998. The fiscal 1997 revenue was generated through the Company's automated reporting and collections products (PROFILE and PROFILE PLUS). The Company anticipates continued revenue growth in this business unit for fiscal year 1998.

The CIS business unit increased revenue 294.5% to $572,000 in fiscal 1998 compared to $145,000 in fiscal 1997. Net sales revenue associated with the Institutional Management System (IMS) applications software product increased to $527,000 in fiscal 1998 from $93,000 in fiscal 1997. The CIS business unit has contracts lasting from one month to approximately eighteen months in duration. This substantial increase in revenue is a direct result of the $3,524,000 of backlog carried into fiscal year 1998. The Company expects continued significant increases in net sales revenue for fiscal year 1998 compared to fiscal year 1997. Recurring revenue which is comprised of software service agreements decreased slightly to $45,000 in fiscal 1998 from $52,000 in fiscal 1997.

Gross Profit

Total gross profit as a percentage of total revenue for the three months ended September 30, 1997, increased to 49.8% or $7,405,000 compared to 49.6% or $4,329,000 in the corresponding period a year ago.

The EM business unit increased its total gross profit to 55.9% or $5,823,000 in fiscal 1998 compared to 51.6% or $4,233,000 for the same period in fiscal 1997. This increase was due to substantial improvements in gross profits on recurring revenue as well as net sales revenue. EM recurring revenue gross profit increased to 55.5% in fiscal 1998 compared to 52.2% in fiscal 1997. Electronic monitoring gross profit improved in fiscal 1998 as a result of increased equipment utilization as well as labor and telephone efficiencies gained from improvements to the monitoring software. Net sales gross profit increased to 56.1% in fiscal 1998 compared to 48.7% in fiscal 1997 as a result of manufacturing efficiencies on increased units shipped during fiscal 1998.

The CCS business unit decreased its gross profit to 38.2% for the three months ended September 30, 1997 compared to 51.9% in the corresponding period a year ago. This business unit has changed its product offering substantially in fiscal 1998 compared to fiscal 1997 as a result of two acquisitions in the probation and day reporting services area. These services require relatively high direct labor costs which are recognized as direct costs of sales which reduce gross profit. The Company expects cost reductions and improved operating efficiencies to increase the CCS gross profit percentage over time.

The CIS business unit improved its gross profit to 17.3% in the first quarter of fiscal 1998 compared to (66.2)% for the same period in fiscal 1997. This improvement is a result of continued cost reductions and increased order volume. The Company anticipates CIS revenue to increase. This increase revenue along with the implementation of additional efficiency improvements is expected to increase the CIS gross profit percentage through fiscal year 1998.


Selling, General and Administrative (S,G&A)

S,G&A expenses for the three months ended September 30, 1997, increased $1,617,000 to $4,509,000 compared to $2,892,000 in the corresponding period a year ago. The Company expects S,G&A expenses for fiscal year 1998 to decrease as a percentage of total revenue as compared to fiscal year 1997.

The EM business unit increased its S,G&A expenses $459,000 in fiscal 1998. This increase is related to market expansion and diversification as well as increases in account management and technical services related to increasing customer satisfaction and growth of existing customer sites. The Company expects to increase marketing expenses associated with continuing market expansion activities throughout fiscal year 1998.

The CCS business unit increased its S,G&A expenses in the first quarter of fiscal 1998 as compared to the same period in fiscal 1997 as a result of the consolidation of two acquisitions in the probation and day reporting services area.

The CIS business unit increased its S,G&A expenses $176,000 in fiscal 1998 but decreased to 56.8% of CIS revenue in fiscal 1998 compared to 102.7% in fiscal 1997. This increase was associated with market expansion and infrastructure costs necessary to manage deployment and implementation of existing contracts.

Provision for Doubtful Accounts

The provision for doubtful accounts for the three months ended September 30, 1997, increased $537,000 to $595,000 compared to $58,000 in the corresponding period a year ago. In the comparable period of 1997, revenue was generated by either government agencies or qualified service providers, both of which carried an extremely low risk of payment default. Accordingly, the EM business unit recognized a small increase of $31,000 in fiscal 1998 compared to fiscal 1997. The remaining $506,000 increase in fiscal 1998 expense compared to fiscal 1997 relates to the CCS business unit. Probation service revenue is 100% paid by the offender and carries a higher risk of default. In response to this, the Company accrued approximately 17% of probation service revenue to allowance for doubtful accounts during the first quarter of fiscal 1998. The Company is implementing additional collection procedures to reduce payment defaults within the CCS business unit.


Amortization and Depreciation (A&D)

A&D expense for the three months ended September 30, 1997, increased $400,000 to $801,000 compared to $401,000 in the corresponding period a year ago. The EM business unit increased its A&D expense $214,000 in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. This increase is the result of continuing investments in capital expenditures within the business unit. The CCS business unit increased its A&D expense $188,000 in the first quarter of fiscal 1998 from $6,000 in the first quarter of fiscal 1997. Approximately two thirds of the fiscal 1998 increase is associated with amortization of goodwill related to the acquisition of two companies. The remaining increase is associated with depreciation of fixed assets purchased through the acquisitions.


Research and Development Expenses (R&D)

R&D expense for the three months ended September 30, 1997, increased $43,000 to $755,000 in fiscal 1998 compared to $712,000 in the corresponding period a year ago. The EM business unit increased its R&D expenses to $653,000 or 6.3% of EM revenue. These expenses relate largely to enhancements of current products and evaluating future technologies. The CIS business unit increased its R&D expenses $65,000 in the first quarter of fiscal 1998 as compared to the same period in fiscal 1997. This increase is the result of the continued development of the Institutional Management System (IMS) software.


Net Income and Income Taxes

The Company recorded income tax expense of $317,000 and $109,000 for the three months ended September 30, 1997 and 1996, respectively, which differs from the statutory rate largely as a result of state income taxes and non-deductible goodwill amortization expense.

Liquidity and Capital Resources
-------------------------------

For the three months ended September 30, 1997 the Company generated $508,000 of cash from operating activities, realized $450,000 through the liquidation of short-term investments, expended $1,102,000 for capital equipment and leasehold improvements, expended $467,000 for equipment associated with rental and monitoring contracts, and expended $329,000 of cash for capitalized internally developed software. The total of all cash flow activities resulted in a decrease in the balance of cash and cash equivalents of $927,000 for the three months ended September 30, 1997.

Working capital decreased $895,000 to $13,646,000 at September 30, 1997. This decrease was primarily the result of a decrease in cash associated with the Company's investments in capital expenditures, monitoring equipment, and internally developed software.

The Company has a $5,000,000 line of credit with BankOne, Boulder, Colorado which expires in October 1999. No amounts were drawn against this line as of September 30, 1997.

Working capital may be obtained by financing certain operating and sales-type leases under recourse and non-recourse borrowing arrangements. These borrowings would be collateralized with a security interest in the leased equipment. At September 30, 1997, the Company had unfunded leases in the amount of $8,377,000 which could be used as collateral for future borrowing arrangements.

The Company believes its existing sources of liquidity will provide adequate cash to fund the Company's anticipated capital needs through fiscal 1998.


Recent Pronouncements
---------------------

The Company has determined that the adoption of recently issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") will not have a material impact on its results of operations. The proforma effect of SFAS No. 128 is disclosed in Note 2 of the Consolidated Financial Statements.


Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      BI Incorporated


Date  October 28, 1997                By
     -----------------------             -----------------------------------
                                      David J. Hunter
                                      President and Chief Executive Officer


                                      --------------------------------------
                                      Jacqueline A. Chamberlin
                                      Chief Financial Officer