Form 10-Q/A
period 1997-09-30
BI INC
filed 1997-10-29
CIK 716629

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q/A

        [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997
                                       ------------------

                                      OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to _______________

        Commission file number 0-12410
                               -------

                                BI Incorporated
                 --------------------------------------------
                (Exact name of issuer as specified in charter)

          Colorado                                       84-0769926
-------------------------------                      -------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of no par value common stock outstanding at October 24, 1997 is 7,436,888.