Form 10-Q
period 1997-12-31
BI INC
filed 1998-01-21
CIK 716629

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                 FORM 10-Q



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended December 31, 1997
                                    -----------------


                                 OR



     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



     For the transition period from _______________ to ________________


     Commission file number 0-12410
                            -------


                                BI Incorporated
               -------------------------------------------------
                (Exact name of issuer as specified in charter)


           Colorado                                      84-0769926
----------------------------------           ---------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of no par value common stock outstanding at January 14, 1998 was 7,486,076.

                                BI INCORPORATED
                                     Index
                                     -----



PART I - FINANCIAL INFORMATION:                                               Page No.
Item 1 - Financial Statements

         Balance Sheet
         at December 31, 1997 and June 30, 1997                                      2

         Statement of Operations
         for the three and six months ended December 31, 1997 and 1996               3

         Statement of Cash Flows
         for the six months ended December 31, 1997 and 1996                         4

         Notes to Consolidated Financial Statements                                  5

Item 2 - Management's Discussion and Analysis
         of Financial Condition and Results of Operations                 6 through 13

Signatures                                                                          13

PART II - OTHER INFORMATION:

Item 1 - Legal Proceedings: Incorporated by reference to Note 3 to Consolidated Financial Statements in Part I.

Item 4 - Submission of matters to a vote of security holders.

a) BI Incorporated's 1997 Annual Meeting of Stockholders was held on November 13, 1997.

b) At the annual meeting the following persons were elected to the Board of Directors as follows:



                                     For               Withheld
                                ------------           --------
    William E. Coleman             4,674,959            953,009
    Mckinley C. Edwards, Jr.       4,677,145            950,823
    Beverly J. Haddon              4,674,491            953,477
    David J. Hunter                4,672,536            955,432
    Perry M. Johnson               4,669,634            958,334
    Jeremy N. Kendall              4,675,484            952,484
    Byam K. Stevens, Jr.           4,669,759            958,209


c) The ratification of Price Waterhouse, as the Company's independent auditor, was also approved at the annual meeting as follows: For = 5,590,140; Against = 16,511; Abstained = 21,317.

                                BI INCORPORATED
                          CONSOLIDATED BALANCE SHEET
                           (in thousands, unaudited)


                                                       December 31,  June 30,
                                                           1997        1997
                                                       ------------  --------
  ASSETS
Current assets
 Cash and cash equivalents                               $   868      $ 1,694
 Short-term investments                                        0          450
 Receivables, net                                          8,566        8,647
 Investment in sales-type leases, net                      4,791        3,993
 Inventories ,net                                          3,107        3,861
 Deferred income taxes                                       787          779
 Prepaid expenses                                            917          665
                                                         -------      -------
  Total current assets                                    19,036       20,089

Investment in sales-type leases, net                       4,089        2,764
Rental and monitoring equipment, net                       4,522        4,366
Property and equipment, net                               11,912       10,667
Software, net                                              2,345        1,987
Intangibles, net                                          12,450       12,908
Other assets                                               2,840        2,640
                                                         -------      -------
                                                         $57,194      $55,421
                                                         =======      =======
  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable                                        $ 1,765      $ 1,836
 Accrued compensation and benefits                         1,930        1,409
 Deferred revenue                                          1,386        1,362
 Income taxes payable                                        106          404
 Other liabilities                                           665          537
                                                         -------      -------
  Total current liabilities                                5,852        5,548
                                                         -------      -------
Capital lease obligation                                   6,971        7,030
Deferred revenue                                           2,559        2,223

Stockholders' equity
 Common stock, no par value, 75,000 shares
  authorized; 7,470 shares issued December 31, 1997
  and 7,417 shares issued June 30, 1997                   32,689       32,460
 Retained earnings                                         9,123        8,160
                                                         -------      -------
                                                          41,812       40,620
                                                         -------      -------
                                                         $57,194      $55,421
                                                         =======      =======

   The accompanying notes are an integral part of the financial statements.

                                BI INCORPORATED
                     CONSOLIDATED STATEMENT OF OPERATIONS
              (in thousands except per share amounts, unaudited)


                                                      For the three months       For the six months
                                                       ended December 31,        ended December 31,
                                                      --------------------       ------------------
                                                       1997          1996         1997        1996
                                                      ------        ------       ------      ------
Revenues
 Service and monitoring income                        $10,695       $ 8,200      $20,732     $13,816
 Rental income                                            129           273          389         488
 Net sales                                              4,080         3,278        8,599       6,113
 Other income                                              38            31           89         122
                                                      -------       -------      -------     -------
  Total revenues                                       14,942        11,782       29,809      20,539
                                                      -------       -------      -------     -------

Costs and expenses
 Cost of service and monitoring income                  5,407         3,832       10,611       6,642
 Cost of rental income                                     49            74          107         158
 Cost of net sales                                      2,053         1,828        4,253       3,363
 Selling, general and administrative expenses           4,314         3,684        8,822       6,577
 Provision for doubtful accounts                          591           509        1,186         568
 Amortization and depreciation                            810           485        1,611         883
 Research and development expenses                        789           747        1,544       1,458
                                                      -------       -------      -------     -------
  Total costs and expenses                             14,013        11,159       28,134      19,649
                                                      -------       -------      -------     -------

Income before income taxes                                929           623        1,675         890
Income tax provision                                     (395)         (265)        (712)       (375)
                                                      -------       -------      -------     -------
Net income                                            $   534       $   358      $   963     $   515
                                                      =======       =======      =======     =======

Basic earnings per share                              $  0.07       $  0.05      $  0.13     $  0.07
                                                      =======       =======      =======     =======
Weighted average number of common shares outstanding    7,444         7,238        7,432       7,136
                                                      =======       =======      =======     =======

Diluted earnings per share                            $  0.07       $  0.05      $  0.13     $  0.07
                                                      =======       =======      =======     =======

Weighted average number of common and common
equivelent shares outstanding                           7,639         7,389        7,626       7,396
                                                      =======       =======      =======     =======


   The accompanying notes are an integral part of the financial statements.

                                BI INCORPORATED
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                           (in thousands, unaudited)




                                                            For the six months
                                                            ended December 31,
                                                            ------------------
                                                             1997        1996
                                                            ------------------
Cash flows from operating activities:
  Net income                                                $   963    $  515

  Adjustments to reconcile net income
  to net cash from operating activities:
   Amortization and depreciation                              3,147      3,113
   Provision for losses on accounts receivable and STLs       1,186        568
  Changes in assets and liabilities:
   Receivables                                               (1,315)     1,286
   Investment in STLs                                        (2,123)       602
   Inventories, net                                             754        347
   Accounts payable                                             (72)      (443)
   Accrued expenses                                             622       (562)
   Deferred revenue                                             360       (119)
   Deferred taxes                                              (306)         0
   Other                                                       (241)       173
                                                            ------------------
Net cash from operating activities                            2,975      4,786
                                                            ------------------

Cash flows from investing activities:
   Capital expenditures                                      (2,419)      (671)
   Increase in rental and monitoring equipment               (1,432)    (1,239)
   Increase in capitalized software                            (598)      (446)
   Cash paid for acquisitions net of cash acquired                0     (3,135)
   Change in short-term investments                             450        545
                                                            ------------------
Net cash used in investing activities                        (3,999)    (4,946)
                                                            ------------------

Cash flows from financing activities:
   Payments on capital lease obligation                         (31)       (43)
   Proceeds from issuance of common stock                       229        431
   Purchase of common stock                                       0     (2,323)
                                                            ------------------
Net cash from (used in) financing activities                    198     (1,935)
                                                            ------------------

Net change in cash and cash equivalents                        (826)    (2,095)

Cash and cash equivalents at beginning of period              1,694      4,263
                                                            ------------------

Cash and cash equivalents at end of period                  $   868    $ 2,168
                                                            =======    =======

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

NOTE 2 - NET INCOME PER COMMON AND EQUIVALENT SHARE
---------------------------------------------------


The Company adopted SFAS No. 128, "Earnings per Share" during the three month period ended December 31, 1997. This pronouncement establishes new standards for computing and presenting EPS on a basis that is more comparable to international standards and provides for the presentation of basic and diluted EPS, replacing the previously reported primary and fully-diluted EPS. The basic EPS has been computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted EPS has been computed by dividing net income by the weighted average common and common equivalent shares outstanding during each period using the treasury stock method. The difference between the Basic and Diluted weighted average shares is due to common stock equivalent shares resulting from outstanding stock options. Prior periods EPS have been restated to conform with the new statement.

Note 3 - Legal Proceedings
--------------------------

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

The Company is involved in two additional legal proceedings; one alleging wrongful death from general negligence, and the other alleging malfunction in equipment. One of the claimants seeks damages up to $3,000,000, and the other seeks damages in the amount of $150,000. Management believes the Company has adequate legal defenses and/or insurance coverage against all claims and intends to defend them. There can be no assurances however, that any individual case will result in an outcome favorable to the Company. In the event of any adverse outcome, neither the amount nor the likelihood of any potential liability which might result is reasonably estimable. The Company currently believes that the amount of the ultimate potential loss would not be material to the Company's financial position or results of operations. However, an adverse future outcome in any individual case, including legal defense costs, could have a material effect on the Company's reported results of operations in a particular quarter.


During the three month period ended December 31, 1997, the legal proceeding alleging negligence in monitoring and detention was dismissed with prejudice. Also during the period, the Company received a summary judgment in its favor for the legal proceeding alleging negligence in manufacturing.

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




                                     Three Months Ended                         Three Months Ended
                                      December 31, 1997                          December 31,1996
                             ------------------------------------      ------------------------------------
                                 EM       CCS      CIS     Total           EM       CCS      CIS     Total
                             ------------------------------------      ------------------------------------
Revenue                           (unaudited, in thousands)               (unaudited, in thousands)
   Recurring Revenue
     Service & Monitoring       6,643     4,011     41     10,695          5,410     2,736     54     8,200
     Rental                       129                         129            273                        273
   Net Sales                    3,101              979      4,080          3,179               99     3,278
  Other Income                     38                          38             31                         31
                             ------------------------------------      ------------------------------------
 Total Revenue                  9,911     4,011  1,020     14,942          8,893     2,736    153    11,782

 Gross Profit                   5,522     1,547    364      7,433          4,757     1,432   (141)    6,048
   Gross Profit %               55.7%     38.6%  35.7%      49.7%          53.5%     52.3%  (92.2%)   51.3%


                                      Six  Months Ended                             Six Months Ended
                                       December 31,1997                             December 31,1996
                             ------------------------------------      ------------------------------------
                                 EM       CCS      CIS     Total           EM       CCS      CIS     Total
                             ------------------------------------      ------------------------------------
Revenue                            (unaudited, in thousands)                 (unaudited, in thousands)
 Recurring Revenue
     Service & Monitoring      12,754     7,892     86     20,732         10,604     3,106    106    13,816
     Rental                       389                         389            488                        488
 Net Sales                      7,093            1,506      8,599          5,921              192     6,113
 Other Income                      89                          89            122                        122
                             ------------------------------------      ------------------------------------
Total Revenue                  20,325     7,892  1,592     29,809         17,135    3,106     298    20,539

Gross Profit                   11,344     3,031    463     14,838          8,992    1,624    (240)   10,376
   Gross Profit %               55.8%     38.4%  29.1%      49.8%          52.5%    52.3%  (80.5%)    50.5%

THE THREE-MONTH PERIOD ENDED DECEMBER 31, 1997 (FISCAL 1998), COMPARED TO THE THREE-MONTH PERIOD ENDED DECEMBER 31, 1996 (FISCAL 1997):


Revenue


Total revenue for the three months ended December 31, 1997, increased 26.8% to $14,942,000 compared to $11,782,000 in the corresponding period a year ago. The Company is continuing to expand recurring revenue which includes service, monitoring and rental income although there can be no assurances that the Company will be successful in continuing this expansion. These revenue sources, which are generated within all three business units increased to $10,824,000 or 72.4% of total revenue in fiscal 1998 from $8,473,000 or 71.9% of total revenue in fiscal 1997. All three business units reported revenue increases for fiscal 1998 as compared to fiscal 1997.

The EM business unit revenue increased 11.4% to $9,911,000 in fiscal 1998 compared to $8,893,000 in fiscal 1997. Some government agencies purchase equipment and run their own monitoring programs, others elect to utilize both monitoring equipment and services offered by the Company, while other agencies purchase equipment from the Company and then contract with the Company for the service portion of the monitoring. Recurring revenue which is comprised of electronic monitoring and rental income increased 19.2% to $6,772,000 in fiscal 1998 from $5,683,000 in fiscal 1997. This increase in recurring revenue relates to the continuing trend of government agencies to contract for electronic monitoring rather than purchasing equipment. Net sales revenue decreased slightly to $3,101,000 in fiscal 1998 from $3,179,000 in fiscal 1997 as a result of the Company's change in market strategy emphasizing recurring revenue.

The CCS business unit recurring revenue increased $1,275,000 or 46.6% to $4,011,000 in fiscal 1998 compared to $2,736,000 in fiscal 1997. The 1998 growth was partially due to service revenue associated with the acquisition of a day reporting company in January 1998 which provides services in Colorado, New Mexico and Oregon. This acquisition accounted for $658,000 of revenue in the second quarter of fiscal 1998 and no revenue in the corresponding period in fiscal 1997. The remaining increase is related to growth in probation services revenue. The Company anticipates continued revenue growth in this business unit for fiscal year 1998.

The CIS business unit significantly increased revenue by 566.7% to $1,020,000 in fiscal 1998 compared to $153,000 in fiscal 1997. Net sales revenue associated with the Institutional Management System (IMS) applications software product increased to $979,000 in fiscal 1998 from $99,000 in fiscal 1997. The CIS business unit has contracts lasting from one month to approximately eighteen months in duration. This substantial increase in revenue is a direct result of the significant increase in new contracts awarded which is reflected in the $3,156,000 of backlog carried into the current period. The Company expects continued significant increases in net sales revenue for fiscal year 1998 compared to fiscal year 1997. Recurring revenue which is comprised of software service agreements decreased to $41,000 in fiscal 1998 from $54,000 in fiscal 1997.

Gross Profit

Total gross profit as a percentage of total revenue for the three months ended December 31, 1997, decreased to 49.7% or $7,433,000 compared to 51.3% or $6,048,000 in the corresponding period a year ago.

The EM business unit increased its total gross profit to 55.7% or $5,522,000 in fiscal 1998 compared to 53.5% or $4,757,000 for the same period in fiscal 1997. This increase was due to substantial improvements in gross profits on recurring revenue as well as net sales revenue. EM recurring revenue gross profit increased to 56.3% in fiscal 1998 compared to 55.3% in fiscal 1997. Electronic monitoring gross profit improved in fiscal 1998 as a result of increased equipment utilization as well as labor and telephone efficiencies gained from improvements to the monitoring software. Net sales gross profit increased to 53.8% in fiscal 1998 compared to 49.9% in fiscal 1997 as a result of manufacturing cost improvements during fiscal 1998.

The CCS business unit had a decrease in its gross profit to 38.6% for the three months ended December 31,1997 compared to 52.3% in the corresponding period a year ago. This business unit has changed its product offering in fiscal 1998 compared to fiscal 1997 as a result of an acquisition in the day reporting services area. Probation and day reporting services require relatively high direct labor costs which are recognized as direct costs of sales which reduce gross profit. The Company expects cost reductions and improved operating efficiencies to increase the CCS gross profit percentage over time.

The CIS business unit improved its gross profit substantially to 35.7% in the second quarter of fiscal 1998 compared to (92.2)% for the same period in fiscal 1997. This improvement is a result of continued cost reductions and increased order volume. The Company anticipates CIS revenue to increase for the remainder of fiscal year 1998. This increase revenue along with the implementation of additional efficiency improvements is expected to improve the CIS gross profit percentage through fiscal year 1998.


Selling, General and Administrative (S,G&A)

S,G&A expenses for the three months ended December 31, 1997, increased $630,000 to $4,314,000 compared to $3,684,000 in the corresponding period a year ago. S,G&A expense as a percentage of total revenue decreased to 28.9% in fiscal 1998 compared to 31.3% in fiscal 1997. The Company expects S,G&A expenses for fiscal year 1998 to continue to decrease as a percentage of total revenue as compared to fiscal year 1997.

The EM business unit increased its S,G&A expenses $300,000 in fiscal 1998 resulting in expenses of 29.5% of EM revenue in fiscal 1998 compared to 29.5% in fiscal 1997. This increase is related to market expansion and diversification as well as increases in account management and technical services related to increasing customer satisfaction and growth of existing customer sites. The Company expects to increase marketing expenses associated with continuing market expansion activities throughout fiscal year 1998.

The CCS business unit increased its S,G&A expenses $214,000 in the second quarter of fiscal 1998 as compared to the same period in fiscal 1997 as a result of the consolidation of the acquisition in the day reporting service area.

The CIS business unit increased its S,G&A expenses $116,000 in fiscal 1998 but decreased expenses to 27.8% of CIS revenue in fiscal 1998 compared to 109.8% in fiscal 1997. This increase was associated with market expansion and infrastructure costs necessary to manage deployment and implementation of existing contracts.


Provision for Doubtful Accounts

The provision for doubtful accounts for the three months ended December 31, 1997, increased $82,000 to $591,000 compared to $509,000 in the corresponding period a year ago. The EM business unit decreased doubtful account expenses by $47,000 in fiscal 1998 compared to fiscal 1997 as the result of the Company's efforts to improve collections. The remaining $129,000 increase in fiscal 1998 expense compared to fiscal 1997 relates to the CCS business unit. Probation service revenue is 100% paid by the offender and carries a higher risk of default. Day reporting revenue for fiscal 1998 was 32% paid by the offender and the remaining paid by government agencies. In response to this, the Company accrued approximately 14% of CCS revenue to allowance for doubtful accounts during the second quarter of fiscal 1998. The Company is implementing additional collection procedures to reduce payment defaults within the CCS business unit.


Amortization and Depreciation (A&D)

A&D expense for the three months ended December 31, 1997, increased $325,000 to $810,000 compared to $485,000 in the corresponding period a year ago. The EM business unit increased its A&D expense $213,000 in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997. This increase is the result of continuing investments in capital expenditures within the business unit. The CCS business unit increased its A&D expense $117,000 in the second quarter of fiscal 1998 from $88,000 in the second quarter of fiscal 1997. Approximately 30% of the fiscal 1998 increase is associated with amortization of goodwill related to the acquisition of the day reporting company. The remaining increase is associated with depreciation of fixed assets purchased through the acquisitions.


Research and Development Expenses (R&D)

R&D expense for the three months ended December 31, 1997, increased $42,000 to $789,000 in fiscal 1998 compared to $747,000 in the corresponding period a year ago. The EM business unit increased its R&D expenses to $652,000 or 6.6% of EM revenue. These expenses relate largely to enhancements of current products and evaluating future technologies. The CIS business unit increased its R&D expenses to $137,000 in the second quarter of fiscal 1998. These expenses are the result of the continued development of the Institutional Management System (IMS) software.


Net Income and Income Taxes

The Company recorded income tax expense of $395,000 and $265,000 for the three months ended December 31, 1997 and 1996, respectively, which differs from the statutory rate largely as a result of state income taxes and non-deductible goodwill amortization expense.

THE SIX-MONTH PERIOD ENDED DECEMBER 31, 1997 (FISCAL 1998), COMPARED TO THE SIX-MONTH PERIOD ENDED DECEMBER 31, 1996 (FISCAL 1997):


Revenue


Total revenue for the six months ended December 31, 1997, increased 45.1% to $29,809,000 compared to $20,539,000 in the corresponding period a year ago. The Company is continuing to expand recurring revenue which includes service, monitoring and rental income although there can be no assurances that the Company will be successful in continuing this expansion. These revenue sources, which are generated within all three business units increased to $21,121,000 or 70.9% of total revenue in fiscal 1998 from $14,304,000 or 69.6% of total revenue in fiscal 1997. All three business units reported revenue increases for fiscal 1998 as compared to fiscal 1997.

The EM business unit revenue increased 18.6% to $20,325,000 in fiscal 1998 compared to $17,135,000 in fiscal 1997. Some government agencies purchase equipment and run their own monitoring programs, others elect to utilize both monitoring equipment and services offered by the Company, while other agencies purchase equipment from the Company and then contract with the Company for the service portion of the monitoring. Recurring revenue which is comprised of electronic monitoring and rental income increased 18.5% to $13,143,000 in fiscal 1998 from $11,092,000 in fiscal 1997. This increase in recurring revenue relates to the continuing trend of government agencies to contract for electronic monitoring rather than purchasing equipment. Net sales revenue increased 19.8% to $7,093,000 in fiscal 1998 from $5,921,000 in fiscal 1997. This increase in net sales was due to a relatively high backlog of orders carried into the first quarter of fiscal 1998 and relatively low revenue in the first quarter of fiscal 1997. The Company has implemented a change in market strategy emphasizing recurring revenue which will slow the growth rate of net sales in the latter half of fiscal year 1998 relative to fiscal year 1997.

The CCS business unit recurring revenue increased 154.1% to $7,892,000 in fiscal 1998 compared to $3,106,000 in fiscal 1997. The 1998 growth was primarily due to service revenue associated with acquisitions of two companies, in October 1997 and January 1998, which provide probation services throughout Georgia, Tennessee and South Carolina as well as day reporting services in Colorado, New Mexico and Oregon. These two acquisitions accounted for $7,216,000 of revenue in the six months ended December 31, 1998. The fiscal 1997 revenue was generated through three months of revenue from the probation services acquisition for $2,431,000 and the Company's automated reporting and collections products (PROFILE and PROFILE PLUS). The Company anticipates continued revenue growth in this business unit for fiscal year 1998.

The CIS business unit significantly increased revenue by 434.2% to $1,592,000 in fiscal 1998 compared to $298,000 in fiscal 1997. Net sales revenue associated with the Institutional Management System (IMS) applications software product increased to $1,506,000 in fiscal 1998 from $192,000 in fiscal 1997. The CIS business unit has contracts lasting from one month to approximately eighteen months in duration. This substantial increase in revenue is a direct result of the significant increase in new contracts awarded which is reflected in the $3,524,000 of backlog carried into fiscal 1998. The Company expects continued significant increases in net sales revenue for fiscal year 1998 compared to fiscal year 1997. Recurring revenue which is comprised of software service agreements decreased to $86,000 in fiscal 1998 from $106,000 in fiscal 1997.

Gross Profit

Total gross profit as a percentage of total revenue for the six months ended December 31, 1997, decreased to 49.8% or $14,838,000 compared to 50.5% or $10,376,000 in the corresponding period a year ago.

The EM business unit increased its total gross profit substantially to 55.8% or $11,344,000 in fiscal 1998 compared to 52.5% or $8,992,000 for the same period in fiscal 1997. This increase was due to significant improvements in gross profits on recurring revenue as well as net sales revenue. EM recurring revenue gross profit increased to 55.9% in fiscal 1998 compared to 53.5% in fiscal 1997. Electronic monitoring gross profit improved in fiscal 1998 as a result of increased equipment utilization as well as labor and telephone efficiencies gained from improvements to the monitoring software. Net sales gross profit increased to 55.1% in fiscal 1998 compared to 49.6% in fiscal 1997 as a result of manufacturing efficiencies on increased units shipped and cost improvements during fiscal 1998.

The CCS business unit had a decrease in its gross profit to 38.4% for the six months ended December 31,1997 compared to 52.3% in the corresponding period a year ago. This business unit has changed its product offering substantially in fiscal 1998 compared to fiscal 1997 as a result of two acquisitions in October 1996 and January 1997, which provide probation and day reporting services. These services require relatively high direct labor costs which are recognized as direct costs of sales which reduce gross profit. The Company expects cost reductions and improved operating efficiencies to increase the CCS gross profit percentage over time.

The CIS business unit improved its gross profit substantially to 29.1% in fiscal 1998 compared to (80.5)% for the same period in fiscal 1997. This improvement is a result of continued cost reductions and increased order volume. The Company anticipates CIS revenue to increase for the remainder of fiscal year 1998. This increase revenue along with the implementation of additional efficiency improvements is expected to improve the CIS gross profit percentage through fiscal year 1998.


Selling, General and Administrative (S,G&A)

S,G&A expenses for the six months ended December 31, 1997, increased $2,245,000 to $8,822,000 compared to $6,577,000 in the corresponding period a year ago. S,G&A expense as a percentage of total revenue decreased to 29.6% in fiscal 1998 compared to 32.0% in fiscal 1997. The Company expects S,G&A expenses as a percentage of total revenue for fiscal year 1998 to continue to be lower than fiscal year 1997.

The EM business unit increased its S,G&A expenses $755,000 in fiscal 1998 but decreased expenses to 29.1% of EM revenue compared to 30.2% in fiscal 1997. This increase is related to market expansion and diversification as well as increases in account management and technical services related to increasing customer satisfaction and growth of existing customer sites. The Company expects to increase marketing expenses associated with continuing market expansion activities throughout fiscal year 1998.

The CCS business unit increased its S,G&A expenses $1,197,000 in fiscal 1998 as compared to the same period in fiscal 1997 primarily as a result of the consolidation of two acquisitions in the probation and day reporting services area.

The CIS business unit increased its S,G&A expenses $292,000 in fiscal 1998 but decreased its expenses to 38.3% of CIS revenue compared to 106.4% in fiscal 1997. This increase was associated with market expansion and infrastructure costs necessary to manage deployment and implementation of existing contracts.


Provision for Doubtful Accounts

The provision for doubtful accounts for the six months ended December 31, 1997, increased $618,000 to $1,186,000 compared to $568,000 in the corresponding period a year ago. The EM business unit decreased doubtful account expenses by $17,000 in fiscal 1998 compared to fiscal 1997. The remaining increase in fiscal 1998 expense compared to fiscal 1997 relates to the CCS business unit. Probation service revenue is 100% paid by the offender and carries a higher risk of default. Day reporting revenue for fiscal 1998 was 24% paid by the offender and the remaining paid by government agencies. In response to this, the Company accrued approximately 14% of CCS revenue to allowance for doubtful accounts during the six months of fiscal 1998. The Company is implementing additional collection procedures to reduce payment defaults within the CCS business unit.


Amortization and Depreciation (A&D)

A&D expense for the six months ended December 31, 1997, increased $728,000 to $1,611,000 compared to $883,000 in the corresponding period a year ago. The EM business unit increased its A&D expense $431,000 in fiscal 1998 compared to fiscal 1997. This increase is the result of continuing investments in capital expenditures within the business unit. The CCS business unit increased its A&D expense $305,000 for the six months ended December 31, 1998 from $94,000 for the corresponding period in fiscal 1997. Approximately one half of the fiscal 1998 increase is associated with amortization of goodwill related to the acquisition of two companies. The remaining increase is associated with depreciation of fixed assets purchased through the acquisitions.


Research and Development Expenses (R&D)

R&D expense for the six months ended December 31, 1997, increased $86,000 to $1,544,000 in fiscal 1998 compared to $1,458,000 in the corresponding period a year ago. The EM business unit increased its R&D expenses to $1,305,000 or 6.4% of EM revenue. These expenses relate largely to enhancements of current products and evaluating future technologies. The CIS business unit increased its R&D expenses to $239,000 in fiscal 1998. These expenses are the result of the continued development of the Institutional Management System (IMS) software.


Net Income and Income Taxes

The Company recorded income tax expense of $712,000 and $375,000 for the six months ended December 31, 1997 and 1996, respectively, which differs from the statutory rate largely as a result of state income taxes and non-deductible goodwill amortization expense.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the six months ended December 31, 1997 the Company generated $2,975,000 of cash from operating activities, realized $450,000 through the liquidation of short-term investments, expended $2,419,000 for capital equipment and leasehold improvements, expended $1,432,000 for equipment associated with rental and monitoring contracts, and expended $598,000 of cash for capitalized internally developed software. The total of all cash flow activities resulted in a decrease in the balance of cash and cash equivalents of $826,000 for the six months ended December 31, 1997.

Working capital decreased $1,357,000 to $13,184,000 at December 31, 1997 from $14,.541,000 at June 30, 1997. This decrease was primarily the result of a decrease in cash associated with the Company's investments in capital expenditures, monitoring equipment, and internally developed software as well as a decrease in inventories related to the Company's emphases on improved inventory management. The accounts receivable balance has increased as of December 31, 1997 compared to December 31, 1996 as a result of increased sales volume. The Company is emphasizing improved collections and has reduced its past due receivable balances as compared to June 30, 1997.

The Company has a $5,000,000 line of credit with BankOne, Boulder, Colorado which expires in October 1999. No amounts were drawn against this line as of December 31, 1997.

Working capital may be obtained by financing certain operating and sales-type leases under recourse and non-recourse borrowing arrangements. These borrowings would be collateralized with a security interest in the leased equipment. At December 31, 1997 the Company had unfunded leases in the amount of $8,880,000 which could be used as collateral for future borrowing arrangements.

The Company believes its existing sources of liquidity will provide adequate cash to fund the Company's anticipated capital needs through fiscal 1998.



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934 THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.




                              BI Incorporated



Date  January 21, 1998                By _______________________________
      -----------------------         David J. Hunter
                                      President and Chief Executive Officer

                                      ________________________________
                                      Jacqueline A. Chamberlin
                                      Chief Financial Officer