Form 10-Q
period 1998-03-31
BI INC
filed 1998-04-28
CIK 716629

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549



                                 FORM 10-Q



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


  For the quarterly period ended March 31, 1998
                                 --------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of no par value common stock outstanding at April 20, 1998 was 7,622,174.

                                BI INCORPORATED
                                     Index
                                     -----



PART I - FINANCIAL INFORMATION:                                       Page No.
Item 1 - Financial Statements
     Balance Sheet
     at March 31, 1998 and June 30, 1997                                       2

     Statement of Operations
     for the three and nine months ended March 31, 1998 and 1997               3

     Statement of Cash Flows
     for the nine months ended March 31, 1998 and 1997                         4

     Notes to Consolidated Financial Statements                                5

Item 2 - Management's Discussion and Analysis
         of Financial Condition and Results of Operations           6 through 13

Signatures                                                                    13

PART II - OTHER INFORMATION:

Item 1 - Legal Proceedings: Incorporated by reference to Note 4 to Consolidated Financial Statements in Part I.

                                BI INCORPORATED
                          CONSOLIDATED BALANCE SHEET
                           (in thousands, unaudited)


                                                                     MARCH  31,                      JUNE 30,
                                                                        1998                           1997
                                                              ----------------------         ----------------------
    ASSETS
Current assets
  Cash and cash equivalents                                                  $ 1,701                        $ 1,694
  Short-term investments                                                           0                            450
  Receivables, net                                                            10,000                          8,647
  Investment in sales-type leases, net                                         4,207                          3,993
  Inventories ,net                                                             3,451                          3,861
  Deferred income taxes                                                          787                            779
  Prepaid expenses                                                             1,219                            665
                                                              ----------------------         ----------------------
    Total current assets                                                      21,365                         20,089

Investment in sales-type leases, net                                           3,809                          2,764
Rental and monitoring equipment, net                                           4,710                          4,366
Property and equipment, net                                                   12,455                         10,667
Software, net                                                                  2,242                          1,987
Intangibles, net                                                              12,049                         12,908
Other assets                                                                   2,902                          2,640
                                                              ----------------------         ----------------------

                                                                             $59,532                        $55,421
                                                              ======================         ======================

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                           $ 1,923                        $ 1,836
  Accrued compensation and benefits                                            1,909                          1,409
  Deferred revenue                                                             1,465                          1,362
  Income taxes payable                                                           579                            404
  Other liabilities                                                              817                            537
                                                              ----------------------         ----------------------
    Total current liabilities                                                  6,693                          5,548
                                                              ----------------------         ----------------------
Capital lease obligation                                                       6,934                          7,030
Deferred revenue                                                               2,438                          2,223

Stockholders' equity
  Common stock, no par value, 75,000 shares
    authorized; 7,613 shares issued March 31, 1998
    and 7,417 shares issued June 30, 1997                                     33,613                         32,460
  Retained earnings                                                            9,854                          8,160
                                                              ----------------------         ----------------------
                                                                              43,467                         40,620
                                                              ----------------------         ----------------------
                                                                             $59,532                        $55,421
                                                              ======================         ======================

                    The accompanying notes are an integral
                       part of the financial statements.

                               BI INCORPORATED
                     CONSOLIDATED STATEMENT OF OPERATIONS
              (in thousands except per share amounts, unaudited)




                                                       For the three months                        For the nine months
                                                         ended March 31,                             ended March 31,
                                              ----------------------------------------  ----------------------------------
                                                    1998                       1997             1998                1997
                                              -----------------      -----------------  --------------      --------------
Revenues
  Service and monitoring income                         $10,992                 $9,292         $31,724             $23,108
  Rental income                                             207                    265             596                 753
  Net sales                                               3,887                  3,603          12,486               9,716
  Other income                                               39                    129             128                 251
                                              -----------------      -----------------  --------------      --------------
    Total revenues                                       15,125                 13,289          44,934              33,828
                                              -----------------      -----------------  --------------      --------------
Costs and expenses
  Cost of service and monitoring income                   5,736                  4,462          16,347              11,104
  Cost of rental income                                      53                     63             160                 221
  Cost of net sales                                       1,648                  1,727           5,901               5,090
  Selling, general and administrative expenses            4,462                  4,189          13,131              10,766
  Provision for doubtful accounts                           324                    471           1,510               1,039
  Amortization and depreciation                             885                    489           2,496               1,372
  Research and development expenses                         700                    848           2,398               2,306
                                              -----------------      -----------------  --------------      --------------
    Total costs and expenses                             13,808                 12,249          41,943              31,898
                                              -----------------      -----------------  --------------      --------------
Income before income taxes                                1,317                  1,040           2,991               1,930
Income tax provision                                       (586)                  (471)         (1,297)               (846)
                                              -----------------      -----------------  --------------      --------------
Net income                                                 $731                   $569          $1,694              $1,084
                                              =================      =================  ==============      ==============
Basic earnings per share                                  $0.10                  $0.08           $0.23               $0.15
                                              =================      =================  ==============      ==============
Weighted average number of common
 shares outstanding                                       7,541                  7,331           7,468               7,200
                                              =================      =================  ==============      ==============
Diluted earnings per share                                $0.09                  $0.08           $0.22               $0.15
                                              =================      =================  ==============      ==============
Weighted average number of common
 and common equivalent shares outstanding                 8,034                  7,488           7,761               7,426
                                              =================      =================  ==============      ==============

                    The accompanying notes are an integral
                       part of the financial statements.

                                BI INCORPORATED
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                           (in thousands, unaudited)




                                                                                       FOR THE NINE MONTHS
                                                                                         ENDED MARCH 31,
                                                                       ------------------------------------------------
                                                                                1998                             1997
                                                                       ------------------------------------------------
Cash flows from operating activities:
  Net income                                                                 $ 1,694                            $ 1,084
  Adjustments to reconcile net income
   to net cash from operating activities:
    Amortization and depreciation                                              4,954                              4,701
    Provision for losses on accounts receivable and STLs                       1,510                              1,038

  Changes in assets and liabilities:
    Receivables                                                               (3,163)                             1,170
    Investment in STLs                                                        (1,259)                             1,232
    Inventories, net                                                             410                               (553)
    Accounts payable                                                              87                                299
    Accrued expenses                                                             741                               (401)
    Deferred revenue                                                             368                               (333)
    Deffered taxes                                                               167                                  0
    Other                                                                       (567)                               (76)
                                                                       ------------------------------------------------
Net cash from operating activities                                             4,942                              8,161
                                                                       ------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                                                        (3,575)                            (1,218)
  Increase in rental and monitoring equipment                                 (2,282)                            (2,474)
  Increase in capitalized software                                              (625)                              (646)
  Investment in Patent                                                             0                               (309)
  Cash paid for acquisitions net of cash acquired                                  0                             (4,125)
  Change in short-term investments                                               450                                630
                                                                       ------------------------------------------------
Net cash used in investing activities                                         (6,032)                            (8,142)
                                                                       ------------------------------------------------
Cash flows from financing activities:
  Payments on capital lease obligation                                           (56)                              (110)
  Proceeds from issuance of common stock                                       1,153                              1,169
  Purchase of Common Stock                                                         0                             (2,560)
                                                                       ------------------------------------------------
Net cash from (used in) financing activities                                   1,097                             (1,501)
                                                                       ------------------------------------------------
Net change in cash and cash equivalents                                            7                             (1,482)

Cash and cash equivalents at beginning of period                               1,694                              4,263
                                                                       ------------------------------------------------

Cash and cash equivalents at end of period                                   $ 1,701                            $ 2,781
                                                                       ================================================



                    The accompanying notes are an integral
                       part of the financial statements.

                        BI INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


NOTE 1 - PREPARATION OF FINANCIAL STATEMENTS
--------------------------------------------

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report. The interim financial data are unaudited; however, in the opinion of the management of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.

NOTE 2 - RECLASSIFICATION
-------------------------

Certain 1997 amounts have been reclassified to be comparable with the 1998 presentation.

NOTE 3 - NET INCOME PER COMMON AND EQUIVALENT SHARE
---------------------------------------------------

The Company adopted SFAS No. 128, "Earnings per Share" during the three month period ended December 31, 1997. This pronouncement establishes new standards for computing and presenting EPS on a basis that is more comparable to international standards and provides for the presentation of basic and diluted EPS, replacing the previously reported primary and fully-diluted EPS. The basic EPS has been computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted EPS has been computed by dividing net income by the weighted average common and common equivalent shares outstanding during each period using the treasury stock method. The difference between the Basic and Diluted weighted average shares is due to common stock equivalent shares resulting from outstanding stock options. Prior periods' EPS have been restated to conform with the new statement.

NOTE 4 - LEGAL PROCEEDINGS
--------------------------

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

As of March 31st 1998, the Company was a defendant in three additional legal proceedings; one alleging wrongful death from general negligence, one alleging wrongful death from negligence in the design, manufacture, marketing and installation of the equipment, and the other alleging malfunction in equipment. One of the plaintiffs seeks damages in the amount of $3,000,000, another seeks damages in the amount of $150,000, and the third seeks damages in an unspecified amount.

As of March 31, 1998 the Company was aware of a lawsuit that has been filed, but has not yet been served. The lawsuit alleges wrongful death from negligence in the design, manufacture, marketing, assembly, testing and inspection of the equipment. The claimant seeks damages of $250,000,000.

Subsequent to March 31, 1998 the Company was named as a defendant in an additional lawsuit, which alleges wrongful death from the negligence in the design, manufacture and testing of the equipment, and from general negligence. The Claimant seeks damages in excess of $150,000.

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




                                     Three  Months Ended                       Three Months Ended
                                        March 31,1998                             March 31,1997
                             ------------------------------------      ------------------------------------
                                 EM       CCS      CIS     Total           EM       CCS      CIS     Total
                             ------------------------------------      ------------------------------------
Revenue                           (unaudited, in thousands)                 (unaudited, in thousands)
 Recurring Revenue
     Service & Monitoring      6,837    4,109        46   10,992          5,820   3,430       42     9,292
     Rental                      207                         207            265                        265
 Net Sales                     3,096                791    3,887          3,490              113     3,603
 Other Income                     39                          39            129                        129
                             ------------------------------------      ------------------------------------
Total Revenue                 10,179    4,109       837   15,125          9,704   3,430      155    13,289

Gross Profit                   5,892    1,480       316    7,688          5,549   1,598     (110)    7,037
 Gross Profit %                57.9%    36.0%     37.8%    50.8%          57.2%   46.6%   (71.0%)    53.0%

                                       Nine Months Ended                         Nine Months Ended
                                        March 31,1998                             March 31,1997

                                 EM       CCS      CIS     Total           EM       CCS      CIS     Total
                             ------------------------------------      ------------------------------------
Revenue                           (unaudited, in thousands)                (unaudited, in thousands)
 Recurring Revenue
     Service & Monitoring     19,590   12,002      132    31,724        16,424    6,536      148    23,108
     Rental                      596                         596           753                         753
 Net Sales                    10,189             2,297    12,486         9,411               305     9,716
 Other Income                    128                         128           251                         251
                             ------------------------------------      ------------------------------------
Total Revenue                 30,503   12,002    2,429    44,934        26,839    6,536      453    33,828

Gross Profit                  17,235    4,512      779    22,526        14,541    3,222     (350)   17,413

   Gross Profit %                        56.5%  37.6%  32.1%  50.1%    54.2%  49.3%  (77.3%)  51.5%



THE THREE-MONTH PERIOD ENDED MARCH 31, 1998 (FISCAL 1998), COMPARED TO THE THREE-MONTH PERIOD ENDED MARCH 31, 1997 (FISCAL 1997):

Revenue

Total revenue for the three months ended March 31, 1998, increased 13.8% to $15,125,000 compared to $13,289,000 in the corresponding period a year ago. The Company is continuing to expand recurring revenue which includes service, monitoring and rental income although there can be no assurances that the Company will be successful in continuing this expansion. These revenue sources, which are generated within all three business units increased to $11,199,000 or 74.0% of total revenue in fiscal 1998 from $9,557,000 or 71.9% of total revenue in fiscal 1997. All three business units reported revenue increases for fiscal 1998 as compared to fiscal 1997.

The EM business unit revenue increased 4.9% to $10,179,000 in fiscal 1998 compared to $9,704,000 in fiscal 1997. Some government agencies purchase equipment and run their own monitoring programs, others elect to utilize both monitoring equipment and services offered by the Company, while other agencies purchase equipment from the Company and then contract with the Company for the service portion of the monitoring. Recurring revenue which is comprised of electronic monitoring and rental income increased 15.8% to $7,044,000 in fiscal 1998 from $6,085,000 in fiscal 1997. This increase in recurring revenue relates to the continuing trend of government agencies to contract for electronic monitoring rather than purchasing equipment. The Company was awarded a renewal of a significant monitoring contract representing 26% of fiscal 1998 monitoring revenue. Net sales revenue decreased to $3,096,000 in fiscal 1998 from $3,490,000 in fiscal 1997. Net sales revenue can be volatile from quarter to quarter due to the timing of specific contract awards. The Company anticipates an improvement in net sales in the fourth of fiscal 1998 relative to the fourth quarter of fiscal 1997.

The CCS business unit recurring revenue increased $679,000 or 19.8% to $4,109,000 in fiscal 1998 compared to $3,430,000 in fiscal 1997. The 1998 growth was partially due to service revenue associated with the acquisition of a day reporting company in January 1998 which provides services in Colorado, New Mexico and Oregon. This acquisition accounted for $581,000 of revenue in the third quarter of fiscal 1998 and $386,000 revenue in the corresponding period in fiscal 1997. The remaining increase is related to growth in probation services revenue. The Company anticipates continued revenue growth in this business unit for fiscal year 1998.

The CIS business unit significantly increased revenue by 440.0% to $837,000 in fiscal 1998 compared to $155,000 in fiscal 1997. Net sales revenue associated with the Institutional Management System (IMS) applications software product increased to $791,000 in fiscal 1998 from $113,000 in fiscal 1997. The CIS business unit has contracts lasting from one month to approximately twenty four months in duration. This substantial increase in revenue is a direct result of the significant increase in new contracts awarded which is reflected in the $6,165,000 of backlog as of the end of the current period. The Company expects continued increases in net sales revenue for fiscal year 1998 compared to fiscal year 1997.

Gross Profit

Total gross profit as a percentage of total revenue for the three months ended March 31, 1997, decreased to 50.8% or $7,688,000 compared to 53.0% or $7,037,000 in the corresponding period a year ago. The decline in overall gross profit reflects the increasing significance of the CCS business unit. Probation and day reporting services offered through the CCS business unit require relatively high direct labor costs which are recognized as direct costs of sales which reduce gross profit

The EM business unit increased its total gross profit to 57.9% or $5,892,000 in fiscal 1998 compared to 57.2% or $5,549,000 for the same period in fiscal 1997. This increase was due to a substantial improvement in gross profits on net sales revenue. EM recurring revenue gross profit was comparable in both periods at approximately 56%. Net sales gross profit increased to 62.1% in fiscal 1998 compared to 56.7% in fiscal 1997 as a result of manufacturing cost improvements and favorable production variances during fiscal 1998.

The CCS business unit had a decrease in its gross profit to 36.0% for the three months ended March 31, 1998 compared to 46.6% in the corresponding period a year ago. The 1998 decrease was due to additional integration costs incurred in fiscal 1998 associated with the probation and day reporting service acquisitions in fiscal 1997 as well as start up expenses associated with new probation and day reporting service offices in the southeast, central and northwest regions. In addition, the 1998 decrease was partially due to the acquisition of the day reporting company in January 1997 which provides services in Colorado, New Mexico and Oregon. This acquisition affected gross profits for two months of fiscal 1997 and for three months of fiscal 1998. Day reporting services require relatively high direct labor costs which are recognized as direct costs of sales which reduce gross profit. The Company expects cost reductions and improved operating efficiencies to increase the CCS gross profit percentage over time.

The CIS business unit improved its gross profit substantially to 37.8% in the third quarter of fiscal 1998 compared to (71.0)% for the same period in fiscal 1997. This improvement is a result of continued cost reductions and increased order volume. The Company anticipates CIS revenue to increase for the remainder of fiscal year 1998. This increased revenue along with the completion of the open system architecture in this current period is expected to improve the CIS gross profit percentage over time.

Selling, General and Administrative (S,G&A)

S,G&A expenses for the three months ended March 31, 1997, increased $273,000 to $4,462,000 compared to $4,189,000 in the corresponding period a year ago. S,G&A expense as a percentage of total revenue decreased to 29.5% in fiscal 1998 compared to 31.5% in fiscal 1997. The Company expects S,G&A expenses for fiscal year 1998 to continue to decrease as a percentage of total revenue as compared to fiscal year 1997.

The EM business unit increased its S,G&A expenses $110,000 in fiscal 1998 resulting in expenses of 29.9% of EM revenue in fiscal 1998 compared to 30.2% in fiscal 1997. This increase is related to market expansion and diversification as well as increases in account management and technical services related to increasing customer satisfaction and growth of existing customer sites. The Company expects to increase marketing expenses associated with continuing market expansion activities throughout fiscal year 1998.

The CCS business unit increased its S,G&A expenses $48,000 in the third quarter of fiscal 1998 as compared to the same period in fiscal 1997 resulting in expenses of 26.6% of CCS revenue in fiscal 1998 compared to 30.4% in fiscal 1997 as a result investments in infrastructure and staffing to support the growth of the business unit.

The CIS business unit increased its S,G&A expenses $115,000 in fiscal 1998 but decreased expenses to 39.5% of CIS revenue in fiscal 1998 compared to 139.4% in fiscal 1997. This increase was associated with infrastructure costs necessary to manage deployment and implementation of existing contracts.

Provision for Doubtful Accounts

The provision for doubtful accounts for the three months ended March 31, 1997, decreased $147,000 to $324,000 compared to $471,000 in the corresponding period a year ago or 2.1% of total revenue in fiscal 1998 as compared to 3.5% in fiscal 1997. The Company is continuing to implement additional collection procedures to reduce payment defaults within the CCS business unit. Probation service revenue is 100% paid by the offender and carries a higher risk of default. Day reporting revenue for fiscal 1998 was 31% paid by the offender and the remaining paid by government agencies. In response to this, the Company accrued approximately 8% of CCS revenue to allowance for doubtful accounts during the third quarter of fiscal 1998 compared to approximately 12% in fiscal 1997.


Amortization and Depreciation (A&D)

A&D expense for the three months ended March 31, 1998, increased $396,000 to $885,000 compared to $489,000 in the corresponding period a year ago. The EM business unit increased its A&D expense $285,000 in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997. This increase is the result of continuing investments in capital expenditures within the business unit. The CCS business unit increased its A&D expense to $210,000 in the third quarter of fiscal 1998 from $90,000 in the third quarter of fiscal 1997. Approximately 28% of the fiscal 1998 increase is associated with amortization of goodwill related to the acquisition of the day reporting company. The remaining increase is associated with depreciation of fixed assets purchased through the acquisitions and to continued investments in capital assets for the CCS business unit..

Research and Development Expenses (R&D)

R&D expense for the three months ended March 31, 1998, decreased $148,000 to $700,000 in fiscal 1998 compared to $848,000 in the corresponding period a year ago. The EM business unit decreased its R&D expenses to $575,000 or 5.6% of EM revenue in fiscal 1998 compared to 7.1% in fiscal 1997. These expenses relate largely to enhancements of current products and evaluating future technologies. The CIS business unit increased its R&D expenses slightly to $125,000 in the third quarter of fiscal 1998 from $122,000 in fiscal 1997. These expenses consist of engineering management costs; indirect labor costs associated with the continued development of the Institutional Management System (IMS) software, and non-billable expenses.

Net Income and Income Taxes

The Company recorded income tax expense of $586,000 and $471,000 for the three months ended March 31, 1998 and 1997, respectively, which differs from the statutory rate largely as a result of state income taxes and non-deductible goodwill amortization expense.

THE NINE-MONTH PERIOD ENDED MARCH 31, 1998 (FISCAL 1998), COMPARED TO THE NINE-MONTH PERIOD ENDED MARCH 31, 1997 (FISCAL 1997):


Revenue

Total revenue for the nine months ended March 31, 1998, increased 32.8% to $44,934,000 compared to $33,828,000 in the corresponding period a year ago. The Company is continuing to expand recurring revenue which includes service, monitoring and rental income although there can be no assurances that the Company will be successful in continuing this expansion. These revenue sources, which are generated within all three business units increased to $32,320,000 or 71.9% of total revenue in fiscal 1998 from $23,861,000 or 70.5% of total revenue in fiscal 1997. All three business units reported revenue increases for fiscal 1998 as compared to fiscal 1997.

The EM business unit revenue increased 13.7% to $30,503,000 in fiscal 1998 compared to $26,839,000 in fiscal 1997. Some government agencies purchase equipment and run their own monitoring programs, others elect to utilize both monitoring equipment and services offered by the Company, while other agencies purchase equipment from the Company and then contract with the Company for the service portion of the monitoring. Recurring revenue which is comprised of electronic monitoring and rental income increased 17.5% to $20,186,000 in fiscal 1998 from $17,177,000 in fiscal 1997. This increase in recurring revenue relates to the continuing trend of government agencies to contract for electronic monitoring rather than purchasing equipment. Net sales revenue increased 8.3% to $10,189,000 in fiscal 1998 from $9,411,000 in fiscal 1997. This increase in net sales was due to a relatively high backlog of orders carried into the first quarter of fiscal 1998 and relatively low revenue in the first quarter of fiscal 1997.

The CCS business unit recurring revenue increased 83.6% to $12,002,000 in fiscal 1998 compared to $6,536,000 in fiscal 1997. The 1998 growth was primarily due to service revenue associated with acquisitions of two companies, in October 1997 and January 1998, which provide probation services throughout Georgia, Tennessee and South Carolina as well as day reporting services in Colorado, New Mexico and Oregon. These two acquisitions accounted for $10,900,000 of revenue in the nine months ended March 31, 1998. The fiscal 1997 revenue was generated through six months of revenue from the probation services acquisition and two months of revenue from the day reporting services acquisition for $5,553,000 and the Company's automated reporting and collections products (PROFILE and PROFILE
PLUS). The Company anticipates continued revenue growth in this business unit for fiscal year 1998.

The CIS business unit significantly increased revenue by more than four fold to $2,429,000 in fiscal 1998 compared to $453,000 in fiscal 1997. Net sales revenue associated with the Institutional Management System (IMS) applications software product increased to $2,297,000 in fiscal 1998 from $305,000 in fiscal 1997. The CIS business unit has contracts lasting from one month to approximately twenty four months in duration. This substantial increase in revenue is a direct result of the increase in new contracts awarded which is reflected in the $6,165,000 of backlog as of the end of the current period. The Company expects continued increases in net sales revenue for fiscal year 1998 compared to fiscal year 1997. Recurring revenue which is comprised of software service agreements decreased slightly to $132,000 in fiscal 1998 from $148,000 in fiscal 1997.

Gross Profit

Total gross profit as a percentage of total revenue for the nine months ended March 31, 1998, decreased to 50.1% or $22,526,000 compared to 51.5% or $17,413,000 in the corresponding period a year ago.

The EM business unit increased its total gross profit substantially to 56.5% or $17,235,000 in fiscal 1998 compared to 54.2% or $14,541,000 for the same period in fiscal 1997. This increase was due to significant improvements in gross profits on recurring revenue as well as net sales revenue. EM recurring revenue gross profit increased to 55.9% in fiscal 1998 compared to 54.6% in fiscal 1997. Electronic monitoring gross profit improved in fiscal 1998 as a result of increased equipment utilization as well as labor and telephone efficiencies gained from improvements to the monitoring software and other monitoring center cost reductions . Net sales gross profit increased to 57.2% in fiscal 1998 compared to 52.2% in fiscal 1997 as a result of manufacturing efficiencies on increased units shipped and cost improvements during fiscal 1998.

The CCS business unit had a decrease in its gross profit to 37.6% for the nine months ended March 31,1998 compared to 49.3% in the corresponding period a year ago. This business unit has changed its product offering substantially in fiscal 1998 compared to fiscal 1997 as a result of two acquisitions in October 1996 and January 1997, which provide probation and day reporting services. These services require relatively high direct labor costs which are recognized as direct costs of sales which reduce gross profit. The Company expects cost reductions and improved operating efficiencies to increase the CCS gross profit percentage over time.

The CIS business unit improved its gross profit substantially to 32.1% in fiscal 1998 compared to (77.3)% for the same period in fiscal 1997. This improvement is a result of continued cost reductions and increased order volume. The Company anticipates CIS revenue to increase for the remainder of fiscal year 1998. This increased revenue along with the completion of the open system architecture is expected to improve the CIS gross profit percentage over time.


Selling, General and Administrative (S,G&A)

S,G&A expenses for the nine months ended March 31, 1998, increased $2,365,000 to $13,131,000 compared to $10,766,000 in the corresponding period a year ago. S,G&A expense as a percentage of total revenue decreased to 29.2% in fiscal 1998 compared to 31.8% in fiscal 1997. The Company expects S,G&A expenses as a percentage of total revenue for fiscal year 1998 to continue to be lower than fiscal year 1997.

The EM business unit increased its S,G&A expenses $756,000 in fiscal 1998 but decreased expenses to 29.0% of EM revenue compared to 30.2% in fiscal 1997. This increase is related to market expansion activities as well as increases in account management and technical services related to increasing customer satisfaction and growth of existing customer sites. The Company expects to increase marketing expenses associated with continuing market expansion activities throughout fiscal year 1998.

The CCS business unit increased its S,G&A expenses $1,246,000 in fiscal 1998 as compared to the same period in fiscal 1997 primarily as a result of the consolidation of two acquisitions in the probation and day reporting services area.

The CIS business unit increased its S,G&A expenses $363,000 in fiscal 1998 but decreased its expenses to 36.9% of CIS revenue compared to 117.7% in fiscal 1997. This increase was associated with market expansion and infrastructure costs necessary to manage deployment and implementation of existing contracts.

Provision for Doubtful Accounts

The provision for doubtful accounts for the nine months ended March 31, 1998, increased $471,000 to $1,510,000 compared to $1,039,000 in the corresponding period a year ago. The EM business unit decreased doubtful account expenses by $104,000 in fiscal 1998 compared to fiscal 1997 due to emphasizing collection improvements. The increase in fiscal 1998 expense compared to fiscal 1997 relates to the CCS business unit. Probation service revenue is 100% paid by the offender and carries a higher risk of default. Day reporting revenue for fiscal 1998 was 26% paid by the offender and the remaining paid by government agencies. In response to this, the Company accrued approximately 12% of CCS revenue to allowance for doubtful accounts during the nine months of fiscal 1998 compared to approximately 13% in fiscal 1997. The Company is implementing additional collection procedures to reduce payment defaults within the CCS business unit.


Amortization and Depreciation (A&D)

A&D expense for the nine months ended March 31, 1998, increased $1,124,000 to $2,496,000 compared to $1,372,000 in the corresponding period a year ago. The EM business unit increased its A&D expense $717,000 in fiscal 1998 compared to fiscal 1997. This increase is the result of continuing investments in capital expenditures within the EM business unit. The CCS business unit increased its A&D expense to $609,000 for the nine months ended March 31, 1998 from $184,000 for the corresponding period in fiscal 1997. Approximately 38% of the fiscal 1998 increase is associated with amortization of goodwill related to the acquisition of two companies. The remaining increase is associated with depreciation of fixed assets purchased through the acquisitions and continued investments in capital expenditures within CCS.


Research and Development Expenses (R&D)

R&D expense for the nine months ended March 31, 1998, increased $92,000 to $2,398,000 in fiscal 1998 compared to $2,306,000 in the corresponding period a year ago. The EM business unit increased its R&D expenses to $1,988,000 or 6.5% of EM revenue compared to $1,938,000 or 7.2% in fiscal 1997. These expenses relate largely to enhancements of current products and evaluating future technologies. The CIS business unit increased its R&D expenses to $410,000 in fiscal 1998 or 16.9% of CIS revenue compared to $231,000 in fiscal 1997. These expenses consist of engineering management costs, indirect labor costs associated with the continued development of the Institutional Management System
(IMS) software, and non-billable expenses.


Net Income and Income Taxes

The Company recorded income tax expense of $1,297,000 and $846,000 for the nine months ended March 31, 1998 and 1997, respectively, which differs from the statutory rate largely as a result of state income taxes and non-deductible goodwill amortization expense.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the nine months ended March 31, 1998 the Company generated $4,942,000 of cash from operating activities, realized $450,000 through the liquidation of short-term investments, received $1,153,000 from the issuance of common stock associated with the exercise of stock options and the employee stock purchase plan, expended $3,575,000 for capital equipment and leasehold improvements, expended $2,282,000 for equipment associated with rental and monitoring contracts, and expended $625,000 of cash for capitalized internally developed software. The total of all cash flow activities resulted in a slight increase in the balance of cash and cash equivalents of $7,000 for the nine months ended March 31, 1998.

Working capital increased $131,000 to $14,672,000 at March 31, 1998 from $14,541,000 at June 30, 1997. This increase was primarily the result of increases in accounts receivable as a result of increased sales volume in fiscal 1998 and investment in sales-type leases. The Company is emphasizing improved collections and has reduced its past due receivable balances as compared to June 30, 1997. During fiscal 1998 net sales customers have increasingly requested and obtained financing through the Company in the form of sales-type leases. Investments in lease financing has increased $1,259,000 during fiscal 1998. Such lease financing carries a low risk of default and is at favorable interest rates to the Company.

The Company has a $5,000,000 line of credit with BankOne, Boulder, Colorado which expires in October 1999. No amounts were drawn against this line as of March 31, 1998.

Working capital may be obtained by financing certain operating and sales-type leases under recourse and non-recourse borrowing arrangements. These borrowings would be collateralized with a security interest in the leased equipment. At March 31, 1998 the Company had unfunded leases in the amount of $8,016,000 which could be used as collateral for future borrowing arrangements.

The Company believes its existing sources of liquidity will provide adequate cash to fund the Company's anticipated capital needs through fiscal 1998.


SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934 THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                              BI Incorporated



Date  April 28, 1998             By
     ---------------------          ------------------------------------
                                 David J. Hunter
                                 President and Chief Executive Officer


                                 --------------------------------
                                 Jacqueline A. Chamberlin
                                 Chief Financial Officer