Form 10-K
period 1998-06-30
BI INC
filed 1998-09-22
CIK 716629

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            ______________________

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  JUNE 30, 1998

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

                  6400 Lookout Road, Boulder, Colorado 80301
                  ------------------------------------------
              (Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code:  (303) 218-1000

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

At September 15, 1998, there were 7,641,685 shares of Common Stock outstanding and the aggregate market value of Common Stock held by non-affiliates was $62,105,233.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12 and 13 are incorporated by reference from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on November 5, 1998.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[_]

                                    PART I


ITEM 1.  BUSINESS.


GENERAL


          BI Incorporated (the "Company") is the leading manufacturer and provider of electronic monitoring equipment and services, institutional management software systems, and community correctional services to the criminal justice market worldwide.

          Since entering the market in 1984, BI's electronic monitoring business unit ("EM") has developed four generations of home arrest products. Three companies, acquired from 1990-1992, were combined to form BI's monitoring service centers, allowing the Company to provide additional services to corrections agencies. In December 1995, the Company acquired the assets of JurisMonitor, Inc. to address the needs of programs designed to reduce risk in domestic violence cases.

          In December 1993, the Company acquired an exclusive license for its Institutional Management System ("IMS") software from SCC Communications Corp. of Boulder, Colorado, upon which BI's PREMIER IMS product and correctional information systems business unit ("CIS") is based.

          Recognizing yet another need within corrections, BI purchased the product rights to an automated case load management service in December 1990. BI's PROFILETM and PROFILE Plus TM products generate revenue in the Company's community correctional services business unit ("CCS") . The Company expanded this business unit through the acquisition of four additional companies in fiscal 1997. On October 10, 1996, the Company completed the merger with Community Corrections Corporation, Justice Alternatives Inc. and Tennessee Probation Services, Inc., collectively referred to as "CCC." CCC provides probation services to misdemeanant probationers through correctional service centers in Georgia, Florida, Tennessee and South Carolina. On January 31, 1997, the Company acquired Peregrine Corrections, Inc. ("PCI") of Denver, Colorado. PCI is an industry leader in day-reporting, a non-residential criminal sentencing alternative for felony probationers. PCI provides services through correctional service centers in Colorado, Illinois, New Mexico, Oregon and Washington.


INDUSTRY AND MARKET BACKGROUND


          According to the U.S. Bureau of Justice Statistics latest report, 5.7 million adults were under some form of correctional supervision at December 31, 1997. The number of prisoners under the jurisdiction of federal or state correctional authorities on that date reached a record high of 1.7 million. Moreover, 3.9 million adults were under parole or probation sanction. The total adult correctional population has nearly tripled over the last 15 years. There are approximately 3,000 jails in the United States who could be users of the Company's integrated system for management of inmate data. These are the targeted populations for the Company's products and services.

          At June 30, 1998 the Company was monitoring approximately 17,400 offenders daily on home arrest; approximately 40,000 misdemeanant and felon probationers were being managed through the Company's CCS correctional service centers; seven jails were using BI's IMS software; and approximately 20,000 offenders were using BI's automated PROFILE service.

        The Company believes that its comprehensive product lines provide viable, cost-effective solutions to the problem of prison and jail overcrowding, as well as providing additional innovative tools for corrections agencies and jails to manage the vast amount of information required more efficiently. Monitoring, supervision and day reporting services provided by BI enable corrections agencies to manage probation and parole populations effectively for less than traditional institutional incarceration. This alternative provides a lower cost solution to agencies because home arrest and supervision programs are structured in a way that allows the offender to pay for these services.


PRODUCTS


ELECTRONIC MONITORING EQUIPMENT AND SERVICES
--------------------------------------------

          BI Home Escort(TM) System 9000 Series:  The Company's premier product
          ---------------------------------------
line, the BI Home Escort System, consists of a radio frequency transmitter, worn on an offender's ankle, a receiver unit called a field monitoring device ("FMD"), the model 9000, installed in the offender's home. The transmitter produces uniquely encoded signals which are received by the FMD. Using standard telephone lines, the FMD relays the information to the agency's host computer or monitoring service of choice. The host computer can communicate with several hundred FMDs at one time. If the offender moves beyond a certain distance from the FMD, the radio signal is broken and an indication of the break in transmission is relayed by the FMD to the host computer. Monitoring center personnel enter predetermined curfews into the host computer using BI's proprietary software. If an offender fails to comply with these terms or tampers with the transmitter, the host computer signals a violation and the officer in charge is alerted according to predetermined agency criteria.

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

          Part of the BI 9000 Home Escort series is the BI 9200 REACT(TM), a
                                                        -----------------
remote, in-home alcohol testing device which can be used stand-alone or in conjunction with electronic home arrest. It combines voice verification, triple tamper protection and fuel cell technology to provide corrections officials with an increased level of security and actual analyses of offenders' blood alcohol levels. The unit is ergonomically designed, lightweight and easy to install.

          Also integral to the BI 9000 Home Escort Series is the BI 9020 Drive-
                                                                 -------------
BI(TM) Monitor.  The Drive-BI is a hand-held, portable unit used to receive
--------------
encoded transmissions from the BI 9010 ankle bracelet transmitters worn by offenders. The Drive-BI does not require installation of an FMD in the offender's home. Rather, a compliance officer has the capability to drive by the individual's residence or work place and uses the portable receiving unit to verify compliance with the terms of the program.

          BI JurisMonitor(TM)  The BI JurisMonitor System is a cost effective
          -------------------
approach to domestic violence intervention and compliance with court orders, combining electronic monitoring technology with a coordinated community response. In the JurisMonitor system, the offender wears an ankle bracelet that emits a continuous signal. The victim is provided with an FMD base unit which sets off an alarm when the transmitter comes within the proximity of the base unit. In addition, the monitoring unit in the offender's home verifies curfew compliance and detects tampering or attempts to shield the bracelet. When the FMD detects the presence of the offender, four events are set into motion: an audible alarm sounds within the home; the monitoring center is alerted; the unit begins an audio recording and police are dispatched based on the protocols established by the jurisdiction.

          The BI K2 Home Escort(TM) System uses time-tested software to manage
          --------------------------------
and monitor subjects from the agency's site without relying on services of a third-party vendor. The system allows agencies to customize the database to accommodate specific conditions for individual subjects, such as defining records and schedules, adding comments and determining alert-handling procedures. Based on a standard DOS/Novell operating system, K2 provides top security and reliability, disk mirroring, redundancy and a fault-resistant design for a variety of electronic and alcohol field monitors.

          BI Monitoring Services:  BI Incorporated uses its electronic
          ----------------------
monitoring products to provide corrections agencies with comprehensive electronic home arrest monitoring services. Monitoring services include entering data, monitoring the status of individuals as displayed by the host computer and communicating any violations and other information according to predetermined agency criteria. Corrections officials use BI's equipment without having to provide agency staff to monitor individuals or obtain capital to purchase host system computer equipment. This allows flexibility, control, security and dramatic savings over the costs of incarceration. BI certifies its monitoring center personnel, who monitor subjects from monitoring centers in Boulder, Colorado and Anderson, Indiana, 24 hours a day, seven days a week. The two monitoring centers are fully redundant and feature unprecedented system uptime and accurate data entry and reporting.

CORRECTIONS INFORMATION SYSTEMS
-------------------------------

          The BI PREMIER(TM) Institutional Management System is an application
          ---------------------------------------------------
software product that offers centralized, integrated management of jail information. It provides jails and prisons of all sizes with comprehensive inmate tracking from entry through release while supporting a broad range of additional jail and prison operations. IMS generates a full range of management information reports and enables authorized users to query the jail database and create specialized reports from industry-standard personal computer database packages.


COMMUNITY CORRECTIONAL SERVICES
-------------------------------


          With offices located in 10 states, BI's CCS business unit provides corrections agencies with community supervision services. BI's services help agencies with their caseloads by providing enrollment services, maintaining frequent face-to-face contact, collecting fees and following up when probationers do not report as scheduled. By working directly with corrections professionals, BI can provide direct supervision, education and treatment from day reporting centers.


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


          PROFILE PLUS(TM) combines the efficiency of automated caseload
          ----------------
management with the
collection of fixed fees. Offenders have historically been reluctant to voluntarily submit such fees; BI's technology has dramatically increased the collection rate. When an offender makes a monthly call to PROFILE PLUS, the supervision fees are charged to the offender's home telephone bill. BI collects the fees and passes them along to the agency.

          The Company recognized revenue of $13,559,000, $12,322,000 and $14,678,000 in 1998, 1997, and 1996 respectively, from the sale of electronic monitoring products representing 21.9%, 25.5% and 37.4% of total revenue during the respective years. Service, monitoring and rental income was $44,458,000 or 71.7% of total revenue in 1998, $34,169,000 or 70.6% in 1997 and $22,189,000 or
56.6% in 1996. Revenue from the sale of its IMS software was $3,195,000, $1,211,000 and $1,522,000 in 1998, 1997 and 1996. These sources of revenue reflect the continuing expanding acceptance of corrections agencies to use the Company's products and services.


PRODUCT DEVELOPMENT


          The Company designs and engineers the primary hardware and software elements of its product lines, other than the host computer systems. The Company solicits customer input to enhance its current products and to develop and design new products. The Company completed the second phase of the development of its base open system architecture platform for its IMS product mid-year fiscal 1998. In addition, the Company advanced the development of its next generation monitoring software. It is anticipated that the Company will begin to utilize this software during fiscal 1999 to enhance customer satisfaction and improve efficiencies. For the years ended June 30, 1998, 1997, and 1996, the Company had research and development expenses of approximately $3,000,000, $3,000,000, and $2,700,000, respectively.


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

          Customers may acquire the Company's products and services by purchase, rental or lease-purchase. Certain purchase contracts have terms up to 18 months contingent upon delivery schedules of the Company's products and services.
Under a typical rental arrangement, the term is for a period of up to one year, payments are due monthly and the Company retains title to the equipment. Under the typical lease-purchase agreement, the lease is for a term of 24 to 36 months, payments are due monthly and generally the customer has the option to acquire the equipment at a nominal cost at the end of the lease term. Payments by governmental entities under rental and lease-purchase arrangements are contingent upon annual appropriations. Certain government agency contracts are paid directly by the offender using the Company's products and services. Although there can be no assurance, the Company believes that the likelihood of nonpayment due to lack of appropriations is remote. See Notes 1 and 3 to the Consolidated Financial Statements.


SIGNIFICANT CUSTOMERS


          In fiscal 1998, the Administrative Office of the U.S. Federal Courts accounted for 10% of the Company's total revenue. This customer accounted for 12% of total revenue in both fiscal years 1997 and 1996. A loss of this customer could have a material, adverse effect on the Company.


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

          The two subsidiaries comprising the CCS business unit, CCC and PCI, are both service companies that contract directly with correctional jurisdictions or judicial entities. Both companies have built their reputations on providing excellent customer and client service and each offers the standard company warranties when providing electronic monitoring or REACT equipment as part of its service offerings.


BACKLOG AND RECURRING REVENUE


          The Company includes only firm purchase orders in its backlog, which can vary significantly from month to month. The Company believes that its backlog at any particular time is generally not indicative of the level of future sales. The CIS business unit which has contracts lasting from one month to approximately 24 months carried a backlog of $5,300,000 into fiscal year 1999 of which $3,300,000 should represent fiscal year

1999 revenue. The Company had approximately $4,139,000 of monthly recurring monitoring, service and rental revenue during June 1998, compared to approximately $3,400,000 during June 1997.


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

          Because of the relatively immature state of the corrections information management systems market, the current competition to BI's PREMIERTM Institutional Management System is extremely fragmented. It consists of approximately five applications companies who provide Institutional Management Systems with widely varying degrees of functionality.

          With the acquisition of CCC and PCI, BI entered into new areas within the corrections market. CCC provides misdemeanant probation services to over 180 jurisdictions in Georgia, Tennessee, South Carolina and Florida. Currently, there are more than 40 smaller competitors providing similar services in these states. PCI is the only national for-profit company providing day reporting services to the corrections industry. There are less than 50 private providers that operate day reporting centers on a local or regional basis. It is expected that as the market expands, other for-profit competitors will enter this market.


REGULATION


          Some of the hardware products produced by the Company's Electronic Monitoring Business Unit emit radio frequency energy and/or connect to the telephone network. These products require approval by the Federal Communications Commission (FCC) and safety approval by a nationally recognized test laboratory (NRTL). The Company has received approvals by the FCC and an NRTL for its products that are sold in the United States. It will be necessary to obtain these approvals for future radio frequency and telecommunications products. Approvals or waivers from certain foreign governments are also required to export these products into those countries and the Company has received these approvals or waivers. Approvals or waivers will be necessary for future radio frequency and telecommunications products.


INSURANCE


          The Company maintains general and professional liability insurance coverage at $7,000,000 and $5,000,000, respectively. Management of the Company believes such insurance is adequate for its existing operations.

PATENTS AND PROPRIETARY TECHNOLOGY


          The Company has 26 United States and 15 foreign patents granted or acquired as well as seven foreign patents pending. These patents expire between 2001 and 2011. The Company licenses proprietary voice verification technology exclusively for its home arrest product. All required licenses associated with fiscal year 1998 usage were purchased in advance. The Company entered into two license agreements during fiscal year 1998 involving exclusive rights to certain tracking technologies related to the criminal justice market. In December 1993, the Company acquired an exclusive license for its Institutional Management System software. There can be no assurance that the protection afforded by these patents and licenses will provide the Company with a competitive advantage, or that the Company will be able to successfully assert its intellectual property rights in infringement actions. In addition, there can be no assurance that the Company's current products or products under development will not infringe other patents or proprietary rights of others.


EMPLOYEES


          At June 30, 1998, the Company had 613 full-time employees and 211 part-time or temporary employees, none of whom were represented by a union. Of these 824 employees, 371 were electronic monitoring staff, 380 community correctional services employees, 31 corrections information services personnel and 42 corporate staff. Management believes that its relations with its employees are good.


EXECUTIVE OFFICERS OF THE COMPANY

At June 30, 1998 the executive officers of the Company were as follows:

------------------------------------  -----------  ----------------------------------------------------
                Name                      Age                            Position
------------------------------------  -----------  ----------------------------------------------------

David J. Hunter                                53  President and Chief Executive Officer
-------------------------------------------------------------------------------------------------------
Mckinley C. Edwards, Jr.                       56  Executive Vice President and Chief Operating
                                                   Officer, Secretary and Treasurer
-------------------------------------------------------------------------------------------------------
Jacqueline A. Chamberlin                       43  Vice President of Finance and Chief Financial
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

          Mckinley C. Edwards, Jr. has been Executive Vice President and Chief Operating Officer since November 1996. He joined the Company in November 1983 as Manufacturing Manager, was elected Vice President of Manufacturing in November 1984. In April 1985 he was promoted to Executive Vice President of Operations was elected as Treasurer and Secretary in June 1986 and was elected to the Board of Directors in 1990.

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

          In addition, the Company leases facilities at 62 other locations for a total of approximately 129,000 square feet. These facilities are associated with its day reporting and probation services and are located in Georgia, Tennessee, Colorado, New Mexico, South Carolina, Oregon, Florida, Illinois, New Jersey and Washington.

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

          On January 29, 1998, a settlement was reached concerning a complaint filed by Jeremy Cohlhepp on October 29, 1996. The settlement amount was immaterial and within insurance coverage limits.

          On February 6, 1998, Bill M. Kirby filed a complaint naming BI Incorporated as the defendant. The suit alleges negligence and misrepresentation resulting in a wrongful death. The plaintiff seeks damages of $3,977,500.

          On March 12, 1998, Arturo Marines filed a complaint naming the State of Texas Board of Pardons and Paroles and BI Incorporated as defendants. The civil suit was filed for product liability, and misrepresentation, breach of warranty, and general negligence. The plaintiff seeks $250 million in damages.

          On April 6, 1998, Joyce Cerda filed a complaint naming BI Incorporated as the defendant in the Court of Cook County. The suit was filed for product liability and negligence. The plaintiff seeks medical and funeral expenses in excess of $150,000.

          On July 20, 1998, Joseph Gill Sr. filed a complaint naming Rudolph McGriff, City of Philadelphia and BI Incorporated as defendants in the Court of Common Pleas in Philadelphia County,

Pennsylvania. The suit brings two counts, a survival action and a wrongful death action, and asks for damages in excess of $100,000.

          On August 27, 1997, CB Partners, Michael Connor and Michael Connor, IRA, filed a Class Action Complaint in District Court, County of Boulder, State of Colorado, against the Company and certain of its officers and directors, being David J. Hunter, Mckinley C. Edwards, Jr., Richard Willmarth, Jacqueline
A. Chamberlin, Frank N. Randall, Jr., and Jeremy N. Kendall. The complaint includes various claims under the Colorado Securities Act as well as for common law fraud. The complaint alleges, among other things, that various public filings and press releases made by the Company in 1996 contained material misstatements and omissions, including that the Company's revenues and earnings were inflated as a result of allegedly shipping products to customers with the understanding that the customer had no obligation to pay for the products and could return them at any time. The Complaint also alleges that the Company failed to disclose (a) the nature of the competition in its monitoring services line of business and (b) that one of the Company's products in the in-home alcohol testing area did not work properly and was therefore unmarketable. The complaint seeks rescission, damages in an unspecified amount and attorneys' fees on behalf of all persons who purchased the Company's common stock between April 24, 1996 and September 12, 1996. The Company believes the complaint is without merit and intends to defend against this action. The matter is presently in discovery.

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

-------------------------------------------------------------------------------------------------
                                 Fiscal Year Ended June 30,
                                            1998
-------------------------------------------------------------------------------------------------
                                         High                         Low
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------
First Quarter                            $ 9.13                      $ 6.38
-------------------------------------------------------------------------------------------------
Second Quarter                             9.25                        6.75
-------------------------------------------------------------------------------------------------
Third Quarter                             12.75                        8.75
-------------------------------------------------------------------------------------------------
Fourth Quarter                            11.88                        9.00
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
                                 Fiscal Year Ended June 30,
                                            1997
-------------------------------------------------------------------------------------------------
First Quarter                           $14.00                       $ 6.00
-------------------------------------------------------------------------------------------------
Second Quarter                            8.25                         6.13
-------------------------------------------------------------------------------------------------
Third Quarter                             7.88                         6.50
-------------------------------------------------------------------------------------------------
Fourth Quarter                            8.00                         5.88
=================================================================================================


          As of June 30, 1998, there were approximately 4,500 holders of record of the Common Stock.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.


          The following selected Consolidated Statement of Operations data and Consolidated Balance Sheet data have been derived from the Consolidated Financial Statements of the Company. The financial data set forth below should be read in conjunction with the Consolidated Financial Statements and notes thereto and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and other financial information included elsewhere in this Annual Report on Form 10-k. Historical results are not necessarily indicative of results for any future period.


                                                                         Year Ended June 30,
                                                       ------------------------------------------------
                                                       1998       1997  (2)   1996     1995       1994
                                                       ------------------------------------------------
                                                                   (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
         Total revenue                                 $62,001   $48,401   $39,212   $29,874     $22,701
         Cost of operations                             30,938    23,461    19,200    13,788      10,645
                                                       -------   -------   -------   -------     -------
         Gross profit                                   31,063    24,940    20,012    16,086      12,056
         Selling, general and
          administrative expenses                       18,186    14,672    10,916     8,873       8,494
         Provision for doubtful accounts                 1,806     1,732       228       374          60
         Depreciation and amortization                   3,224     2,241     1,395     1,250       1,233
         Research and development expenses               3,034     3,002     2,661     2,117       1,553
         Income before income
          taxes and extraordinary item                   4,813     3,293     4,812     3,472         716
         Income tax provision                           (2,142)   (1,460)   (1,949)   (1,150)(1)    (352)
                                                       -------   -------   -------   -------     -------
         Income before extra-
          ordinary item                                  2,671     1,833     2,863     2,322         364
         Cumulative effect on prior years of change
          in method of accounting for income taxes                                                    75
                                                       -------   -------   -------   -------     -------
         Net income                                    $ 2,671   $ 1,833   $ 2,863   $ 2,322     $   439
                                                       =======   =======   =======   =======     =======

         Diluted earnings per share                    $  .34    $   .25   $   .40   $   .34     $   .06
                                                       =======   =======   =======   =======     =======
         Weighted average number of outstanding
          common shares - diluted                        7,841     7,451     7,160     6,883       7,227
                                                       =======   =======   =======   =======     =======
BALANCE SHEET DATA:
         Working capital                                14,825    14,541   $18,172   $12,938     $11,709
         Total assets                                   61,989    55,421    42,820    36,881      36,871
         Long-term debt, net of current
           maturities (excludes Capital Lease)               0         0         0       146         209
         Total stockholders' equity                     44,907    40,620    37,206    32,332      32,186

(1) Fiscal year 1995 tax expense was reduced by $225,000 ($.03 per share) by the release of a deferred tax asset valuation allowance.

(2) During fiscal 1997 the Company acquired CCC which provides probation services and PCI which provides day reporting services. See Note six of the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Certain information in "Management's Discussion and Analysis" and other statements periodically reported by the Company contain forward-looking statements that involve risks and uncertainties. Management believes that its expectations are based on reasonable assumptions. However, no assurances can be given that its goals will be achieved. It should be noted that the earnings history of the Company has not been consistent year to year. Factors that could cause actual results to differ materially include, but are not limited to: fluctuations due to timing of award of government contracts; pricing pressures; liability in excess of insurance coverage; changes in federal, state and local regulations; new product introductions by competitors or unexpected delays of new product introductions by the Company; raw material availability; changes in telecommunications regulations or technologies; the inability of the Company or others upon which it depends to adequately address and correct problems resulting from "Year 2000" issue; or the loss of a significant contract through lack of appropriations or otherwise.

RESULTS OF OPERATIONS:

     The following tables provide a breakdown of selected results by Business Unit. The total amounts are audited and agree with the audited Consolidated Statement of Operations. The Company's Business Units consist of Electronic Monitoring (EM), Community Correctional Services (CCS) and Corrections Information Systems (CIS).


                                                                Twelve Months Ended June 30, 1998
                                   ----------------------------------------------------------------------------------------
                                              EM                   CCS                    CIS                  Total
                                   ----------------------------------------------------------------------------------------
Revenue                                                             (unaudited, in thousands)
  Recurring Revenue
    Service & Monitoring                         $26,848               $16,688                 $  180               $43,716
    Rental                                           742                                                                742
  Direct Sales                                    13,822                                        3,195                17,017
  Other Income                                       526                                                                526
                                   ----------------------------------------------------------------------------------------
Total Revenue                                     41,938                16,688                  3,375                62,001
Gross Profit                                      23,729                 6,232                  1,102                31,063
  Gross Profit %                                    56.6%                 37.3%                  32.7%                 50.1%


                                                                Twelve Months Ended June 30, 1997
                                   ----------------------------------------------------------------------------------------
                                              EM                   CCS                    CIS                  Total
                                   ----------------------------------------------------------------------------------------
Revenue                                                             (unaudited, in thousands)
  Recurring Revenue
    Service & Monitoring                         $22,551               $10,413                 $  197               $33,161
    Rental                                         1,008                                                              1,008
  Direct Sales                                    12,750                                        1,211                13,961
  Other Income                                       271                                                                271
                                   ----------------------------------------------------------------------------------------
Total Revenue                                     36,580                10,413                  1,408                48,401
Gross Profit                                      19,975                 4,972                     (7)               24,940
  Gross Profit %                                    54.6%                 47.7%                  (0.5)%                51.5%

                                                               Twelve Months Ended June 30, 1996
                                   --------------------------------------------------------------------------------------
                                              EM                   CCS                  CIS                  Total
                                   --------------------------------------------------------------------------------------
Revenue                                                            (unaudited, in thousands)
  Recurring Revenue
    Service & Monitoring                         $21,357                                                          $21,357
    Rental                                           832                                                              832
  Direct Sales                                    15,094                               $ 1,522                     16,616
  Other Income                                       407                                                              407
                                   --------------------------------------------------------------------------------------
Total Revenue                                     37,690                                 1,522                     39,212

Gross Profit                                      20,264                                  (252)                    20,012
  Gross Profit %                                    53.8%                                (16.6)%                     51.0%


Revenue


     Total revenue for fiscal year 1998 increased 28.1% to $62,001,000 compared to $48,401,000 in fiscal year 1997. The Company is continuing to expand recurring revenue which includes service, monitoring and rental income although there can be no assurances that the Company will be successful in continuing this expansion. These revenue sources, which are generated within all three business units increased to $44,458,000 or 71.7% of total revenue in fiscal 1998 from $34,169,000 or 70.6% of total revenue in fiscal 1997. All three business units reported revenue increases for fiscal 1998 as compared to fiscal 1997.

     The EM business unit revenue increased 14.6% to $41,938,000 in fiscal 1998 compared to $36,580,000 in fiscal 1997. Some government agencies purchase equipment and run their own monitoring programs, others elect to utilize both monitoring equipment and services offered by the Company, while other agencies purchase equipment from the Company and then contract with the Company for the service portion of the monitoring. Recurring revenue which is comprised of electronic monitoring and rental income increased 17.1% to $27,590,000 in fiscal 1998 from $23,559,000 in fiscal 1997. This increase in recurring revenue relates to the continuing trend of government agencies to contract for electronic monitoring rather than purchasing equipment. During the current year the Company was awarded a renewal of a significant monitoring contract representing 26% of fiscal 1998 monitoring revenue. Direct sales revenue increased to $13,822,000 in fiscal 1998 from $12,750,000 in fiscal 1997.

     The CCS business unit recurring revenue increased $6,275,000 or 60.3% to $16,688,000 in fiscal 1998 compared to $10,413,000 in fiscal 1997. CCS provides probation and day reporting services in 12 states through its 65 community correctional service centers. During fiscal 1998 CCS opened 12 new centers and increased the number of offenders receiving services from approximately 35,000 to approximately 40,000. During fiscal 1997 the Company acquired two companies providing probation and day reporting services, discussed in Note six to the consolidated financial statements. These acquisitions accounted for $15,167,000 of revenue in fiscal 1998. Fiscal 1997 acquisition revenue was generated through nine months of revenue from probation services and five months of revenue from day reporting services totaling $9,082,000. The Company anticipates continued revenue growth in this business unit for fiscal year 1999.

     The CIS business unit significantly increased revenue by 139.7% to $3,375,000 in fiscal 1998 compared to $1,408,000 in fiscal 1997. Direct sales revenue associated with the Institutional Management System (IMS) applications software product increased to $3,195,000 in fiscal 1998 from $1,211,000 in fiscal 1997. The CIS business unit has contracts lasting from one month to approximately twenty four months in duration. This substantial increase in revenue is a direct result of the significant increase in new contracts awarded which is reflected in the $5,300,000 of backlog as of the end of fiscal year 1998.

     Total revenue increased 23.4% to $48,401,000 in fiscal 1997 from $39,212,000 in fiscal 1996. Direct sales decreased $2,655,000 or 16.0% to $13,961,000 in fiscal 1997 compared to $16,616,000 in fiscal 1996. This decrease was due to a change in market strategy emphasizing recurring revenue. Service, monitoring and rental income increased to $34,169,000 in fiscal year 1997 or 54.0% over the $22,189,000 in fiscal 1996. This increase relates largely to two acquisitions in the CCS business unit during fiscal 1997, discussed in Note six to the consolidated financial statements.


Gross Profit


     Total gross profit as a percentage of total revenue for fiscal year 1998 decreased to 50.1% or $31,063,000 compared to 51.5% or $24,940,000 in fiscal year 1997. The decline in overall gross profit reflects the increasing significance of the CCS business unit. Probation and day reporting services offered through the CCS business unit require relatively high direct labor costs which are recognized as direct costs of sales which reduce gross profit.

     The EM business unit increased its total gross profit to 56.6% or $23,729,000 in fiscal 1998 compared to 54.6% or $19,975,000 in fiscal 1997. This increase was due to a substantial improvement in gross profits on direct sales revenue. Direct sales gross profit increased to 56.9% in fiscal 1998 compared to 51.9% in fiscal 1997 as a result of manufacturing cost improvements and favorable production variances during fiscal 1998. EM recurring revenue gross profit was comparable in both periods at approximately 55%.

     The CCS business unit had a decrease in its gross profit to 37.3% for fiscal year 1998 compared to 47.7% in fiscal 1997. The 1998 decrease was due to additional integration costs incurred in fiscal 1998 associated with the probation and day reporting service acquisitions in fiscal 1997 discussed in Note six to the consolidated financial statements, as well as start up expenses associated with opening 12 new probation and day reporting service offices in the southeast, central and northwest regions. In addition, the 1998 decrease was partially due to the acquisition of the day reporting company in January 1997 which provides services in Colorado, New Mexico, Illinois and Oregon. This acquisition affected gross profits for five months of fiscal 1997 and for twelve months of fiscal 1998. Day reporting services require relatively high direct labor costs which are recognized as direct costs of sales which reduce gross profit. The Company expects cost reductions and improved operating efficiencies to increase the CCS gross profit percentage over time.

     The CIS business unit improved its gross profit substantially to 32.7% in fiscal 1998 compared to (0.5)% in fiscal 1997. This improvement is a result of continued cost reductions and increased order volume. Increased revenue along with the completion of the open system architecture in fiscal 1998 is expected to improve the CIS gross profit percentage over time.

     Total gross profit as a percentage of total revenue increased to 51.5% in fiscal 1997 compared to 51.0% in fiscal 1996. Gross profit on direct sales was 47.6% in fiscal 1997 compared to 48.4% in fiscal 1996. The IMS product line included in direct sales, as a result of cost reductions, improved its gross profit to a slightly profitable position in fiscal 1997 as compared to a negative gross profit in fiscal 1996. Service, monitoring and rental gross profit increased to 52.8% in fiscal 1997 compared to 52.1% in fiscal 1996. Higher service usage rates, and lower costs related to monitoring labor and telephone expenses resulted in improved margins for electronic monitoring in fiscal 1997.


Selling, General and Administrative (S,G&A)


     S,G&A expenses for the fiscal year 1998 increased $3,514,000 to $18,186,000 compared to $14,672,000 in the corresponding period a year ago. S,G&A expense as a percentage of total revenue decreased to 29.3% in fiscal 1998 compared to 30.3% in fiscal 1997. The Company expects S,G&A expenses for fiscal year 1999 to decrease slightly as a percentage of total revenue as compared to fiscal year 1998.

     The EM business unit increased its S,G&A expenses $1,259,000 in fiscal 1998 resulting in expenses of 29.6% of EM revenue in fiscal 1998 compared to 30.5% in fiscal 1997. This increase is related to market expansion and diversification as well as increases in account management and technical services related to increasing customer satisfaction and growth of existing customer sites. The Company expects to increase marketing expenses associated with continuing market expansion activities throughout fiscal year 1999.

     The CCS business unit increased its S,G&A expenses $1,697,000 in fiscal 1998 as compared to fiscal 1997 resulting in expenses of 27.0% of CCS revenue in fiscal 1998 compared to 26.9% in fiscal 1997 as a result investments in infrastructure and staffing to support the growth of the business unit.

     The CIS business unit increased its S,G&A expenses $558,000 in fiscal 1998 but as a result of a significant increase in revenue decreased expenses to 37.9% of CIS revenue in fiscal 1998 compared to 51.2% in fiscal 1997. This increase was associated with infrastructure costs necessary to manage deployment and implementation of existing contracts.

     S,G&A expenses increased to $14,672,000, or 30.3% of revenue in 1997 from $10,916,000, or 27.8% of revenue in 1996. The increase of $3,756,000 was largely related to expenses associated with selling, marketing, account management and commission expense on increased revenue, as well as market expansion and diversification expenses. At June 30, 1997, the Company had 605 full-time employees, compared to 283 employees at June 30, 1996. This increase is largely explained by the addition of 297 full time employees associated with the acquisitions discussed in Note six of the consolidated financial statements.


Provision for Doubtful Accounts


     The provision for doubtful accounts was $1,806,000 or 2.9% of total revenue in fiscal 1998 compared to $1,732,000 or 3.6% of total revenue in fiscal 1997. The provision relates largely to the Company's CCS business unit. Probation service revenue is 100% paid by the offender and carries an increased risk of default. Day reporting revenue for fiscal 1998 was 24.5% paid by the offender and the remaining paid by government agencies. The Company has initiated collection activities that have improved its collection results. The Company accrued approximately 10% of CCS revenue to allowance for doubtful accounts during 1998 compared to approximately 13% in 1997. The Company is implementing additional collection procedures to reduce payment defaults within the CCS business unit. The Company believes the industry average payment default associated with similar for-profit companies is approximately 20%. The EM business unit decreased doubtful account expenses by $185,000 in fiscal 1998 compared to fiscal 1997 due to emphasizing collection improvements.

     The provision for doubtful accounts increased $1,504,000 to $1,732,000 in fiscal 1997 from $228,000 in fiscal 1996. This increase relates largely to the Company's new probation service income during 1997. In 1996, revenue was generated by either government agencies or qualified service providers, both of which carried extremely low risk of payment default. Probation service income is 100% paid by offenders and carries a higher risk of default. In response to this the Company accrued approximately 13% of CCS revenue to allowance for doubtful accounts.


Amortization and Depreciation (A&D)


     A&D expenses increased $983,000 to $3,224,000 or 5.2% of revenue in fiscal 1998 from $2,241,000 or 4.6% of revenue in fiscal 1997. Approximately $150,000 was due to a full year of amortization of acquisition goodwill in fiscal 1998 compared to a partial year of amortization in fiscal 1997, see Note six of the consolidated financial statements. The remaining increase was due primarily to additions to property, plant and equipment during 1998.

     A&D expenses increased $846,000 to $2,241,000 in 1997 from $1,395,000 in
1996. The increase was due primarily to additions to property, plant and equipment and the amortization of acquisition goodwill discussed in Note six of the consolidated financial statements.


Research and Development Expenses (R&D)


     R&D expenses increased $32,000 to $3,034,000 in 1998 from $3,002,000 in
1997. The Company's R&D expenditures were largely related to EM business unit expenses associated with software development efforts for improved automation to the Company's electronic monitoring centers, and the evaluation and enhancement of existing electronic monitoring products. The Company expects to continue expenditures for improvements to the monitoring operations and development of future home arrest products in fiscal 1999. As a percentage of EM revenue EM business unit R&D expense was 5.8% in fiscal 1998 compared to 6.9% in fiscal 1997.

     R&D expenses increased to $3,002,000 in 1997 from $2,661,000 in 1996. The increase was related to software development for automation improvements to the Company's monitoring center as well as development of future home arrest products.


Net Income and Income Taxes


     The Company recorded income tax expense of $2,142,000 and $1,460,000 for 1998 and 1997 respectively, which differs from the statutory rate largely as a result of state income taxes and non-deductible goodwill amortization expense.

     For fiscal 1998, the Company had net income of $2,671,000 or $.34 diluted earnings per share compared to fiscal 1997 net income of $1,833,000 or $.25 diluted earnings per share. The changes in net income relate primarily to the items discussed above.


Impact of Year 2000 Issues


     The Year 2000 issue is related to computer software utilizing two digits rather than four to define the appropriate year. As a result, any of the Company's computer programs or any of the Company's suppliers or vendors that have date sensitive software may incur system failures or generate incorrect data if "00" is recognized as 1900 rather than 2000.

     The Company has been addressing Year 2000 issues throughout fiscal year 1998 and has modified or is in the process of modifying any products or services that are affected by Year 2000 issues. The Company has a formal comprehensive Year 2000 readiness plan in place and under the oversight of executive management. The Company estimates that approximately $100,000 of costs have been incurred and expensed in fiscal year 1998 related to addressing Year 2000 events. It is estimated that another $200,000 to $300,000 of costs will be incurred during fiscal year 1999 related to completion of the Year 2000 readiness plan. Approximately two-thirds of this amount will be related to fixed asset additions for new computer related equipment. The remaining one-third will be expensed as incurred.

     The Company's greatest risk for a material disruption in services lies in a potential disruption of telecommunication services due to an external telecommunication service provider's failure to be Year 2000 compliant and the resulting impact upon the Company's monitoring services. The Company has contacted and obtained assurances from some of its telecommunications providers, MCI, AT&T and WorldCom that their networks are Year 2000 compliant. The Company is currently seeking similar assurances from Sprint, US West, Ameritech and a few smaller regional providers. BI has a redundant monitoring system that would allow the eastern monitoring center to process alerts if for any reason the western monitoring center was to go down, or vice versa. In addition, the Company has backup telecommunication provider connectivity if for any reason the primary carrier has a disruption in service.

     The Company has been in the process throughout fiscal year 1998 of replacing its internal business and business unit operating computer systems. These replacements were required to meet current and future needs of the business as well as to reduce various administrative and operating functions. These new systems are Year 2000 compliant and are scheduled for deployment in fiscal year 1999. The systems have been independently verified and tested to be Year 2000 compliant.

     The Company believes that based upon changes and modifications already made and those that are currently planned for implementation in fiscal year 1999 the impact of Year 2000 issues will not be material. However, to the extent the Company or third parties on which it relies do not timely achieve Year 2000 readiness, the Company's results of operations may be adversely affected.


LIQUIDITY AND CAPITAL RESOURCES


     During fiscal 1998, the Company generated $7,399,000 of cash from operating activities, realized $450,000 through the liquidation of short-term investments, received $1,343,000 from the issuance of common stock associated with the exercise of stock options, expended $5,032,000 for capital equipment and leasehold improvements, expended $3,176,000 for equipment associated with rental and monitoring contracts, and expended $826,000 for capitalized internally developed software. The total of all cash flow activities resulted in a decrease in the balance of cash and cash equivalents of $548,000 for fiscal 1998.

     The Company's working capital increased $284,000 to $14,825,000 at June 30, 1998. This increase was primarily the result of increases in accounts receivable as a result of increased sales volume in fiscal 1998 and investment in sales-type leases. The Company is emphasizing improved collections across all business units and expects to reduce its past due receivables in fiscal year 1999 as compared to fiscal 1998. During fiscal 1998 direct sales customers have increasingly requested and obtained financing through the Company in the form of sales-type leases. Investment in lease financing has increased $1,109,000 during fiscal 1998. Such lease financing carries a low risk of default and is at favorable interest rates to the Company.

     The Company has an available $5,000,000 line of credit with Bank One, Boulder, Colorado which expires in October 1999. No amounts were drawn against this line at June 30, 1998.

     Working capital may be obtained by financing certain operating and sales-type leases under recourse and non-recourse borrowing arrangements. These borrowings would be collateralized with a security interest in the leased equipment. At June 30, 1998, the Company had unfunded leases in the amount of $7,866,000 which could be used as collateral for future borrowing arrangements.

     The Company believes it will have adequate sources of cash and available bank line of credit to fund anticipated working capital needs for its existing business through fiscal 1999.


New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 130 (SFAS 130), Reporting Comprehensive Income. SFAS 130 establishes standards for the reporting and presentation of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS 130 in 1999 and does not expect such adoption to have a material impact on the Company's results of operations.

     In June 1997, the FASB issued SFAS 131, Disclosure about Segments of an Enterprise and Related Information. SFAS 131 revises the current requirements for reporting business segments by redefining such segments according to management's disaggregation of the business for purposes of making operating decisions and allocating internal resources. SFAS 131 is effective for fiscal years beginning after December 15, 1997, and the Company will adopt SFAS 131 in 1999.

     In October 1997, the FASB approved AICPA Statement of Position (SOP) 97-2, Software Revenue Recognition and the subsequent amendment thereto. SOP 97-2 supersedes SOP 91-1, Software Revenue Recognition and is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company will adopt SOP 97-2 in 1999 and does not expect such adoption to have a material impact on its financial position or results of operations.


ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


     The Report of Independent Accountants and the Consolidated Financial Statements are set forth on pages F-1 to F-18 of this report.

     Schedule II is included on page F-19. All other financial statement schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


     There were no changes in accountants and no significant disagreements with accountants on accounting and financial disclosure.

                                   PART III


     Items 10 (except as to executive officers, see Part I), 11, 12 and 13 are hereby incorporated by reference from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on November 5, 1998.

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

 (a)       The following documents are filed as part of this report:

           1.  Consolidated Financial Statements

               Report of Independent Accountants

               Consolidated Balance Sheet at June 30, 1998 and 1997

               Consolidated Statement of Operations for each of the three years in the period ended June 30, 1998

               Consolidated Statement of Changes in Stockholders' Equity for
                each of the three years in the period ended June 30, 1998

               Consolidated Statement of Cash Flows for each of the three years in the period ended June 30, 1998

               Notes to Consolidated Financial Statements

           2.  Consolidated Financial Statement Schedules:
                  Schedule II - Valuation and qualifying accounts

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

 (c)       Exhibits:

  3.1      Articles of Incorporation, as amended, of the Registrant (1)

  3.2      Bylaws, as amended, of the Registrant (2)

  4.1      Form of Common Stock Certificate (3)

  4.2 BI Incorporated Employee Non-Qualified Stock Option Plan. Filed as an exhibit to Form S-8, March 24, 1988 (Registration No. 33-20843), and incorporated by reference, and modified by exhibit to Form S-8, filed with the Commission on December 28, 1990, and incorporated by reference.

  4.3 BI Incorporated Director and Key Employee Non-Qualified Stock Option Plan. Filed with the Commission on May 29, 1990, as an exhibit to Form S-8, and incorporated by reference, and modified by exhibit to Form S-8, filed with the Commission on April 28, 1993, and incorporated by reference.

 4.4 BI Incorporated 1991 Employee Stock Purchase Plan. Filed with the commission on December 28, 1990 as an exhibit to Form S-8, Registration No 33-38428, and incorporated by reference.

 4.5 BI Incorporated 1991 Stock Option Plan. Filed with the Commission on December 20, 1991 as an exhibit to Form S-8, and modified by exhibit to Form S-8, filed with the Commission on April 28, 1993, and incorporated by reference, and modified by exhibit to Form S-8, filed with the Commission on March 2, 1995, and incorporated by reference.

 4.6 BI Incorporated 1996 Stock Option Plan. Incorporated by reference from the Company's proxy statement for the annual meeting of shareholders held November 7, 1996.

*4.7 Property lease between the Company and Terrence J. O'Connor (landlord) dated May 15, 1990 with Addendum's dated February 9, 1996 and October 10, 1996 concerning building located at 6400 Lookout Road, Boulder, Colorado, 80301.

*4.8 Property leases between the Company and Point II, LLC (landlord) concerning building located at 6325 Gunpark Drive, Boulder, Colorado, 80301 dated February 9, 1996 with Addendum's dated June 13, 1996 and February 26, 1997 and lease dated February 21, 1997.

  10.2 Form of Employment Agreement, previously filed with the Commission as an exhibit to 1994 Form 10-K and incorporated by reference.

  21.1     Subsidiaries of the Registrant

 *23.1     Consent of PricewaterhouseCoopers LLP

 *27.1     Financial Data Schedules

*  Filed herewith


IN THE EVENT THAT YOU HAVE RECEIVED A COPY OF THIS ANNUAL REPORT ON FORM 10-K WHICH DOES NOT CONTAIN EXHIBITS, THE COMPANY WILL, UPON WRITTEN REQUEST DIRECTED TO JACKIE CHAMBERLIN AT THE COMPANY'S PRINCIPAL OFFICES REFERRED TO ON THE 10-K COVER PAGE, PROVIDE A COPY OF ANY EXHIBIT FILED AS PART OF THIS REPORT UPON PAYMENT OF A REASONABLE FEE.


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

                         BI Incorporated

                         By: ______________________
                              David J. Hunter
                              President

                         Date:           , 1998
                              -----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



SIGNATURE                           TITLE                   DATE
---------                           -----                   ----

------------------------
David J. Hunter             President, Chief Executive
                            Officer and Director
                            (Principal Executive Officer)   ___________, 1998

------------------------
Jacqueline A. Chamberlin    Vice President of Finance
                            (Principal Financial and
                            Accounting Officer)             ___________, 1998

------------------------
Jeremy N. Kendall           Chairman                        ___________, 1998

------------------------
William E. Coleman          Vice Chairman                   ___________, 1998

------------------------
Mckinley C. Edwards, Jr.    Director                        ___________, 1998

------------------------
Beverly J. Haddon           Director                        ___________, 1998

------------------------
Perry M. Johnson            Director                        ___________, 1998

------------------------
Barry J. Nidorf             Director                        ___________, 1998

------------------------
Byam K. Stevens, Jr.        Director                        ___________, 1998

REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF BI INCORPORATED:

IN OUR OPINION, THE CONSOLIDATED FINANCIAL STATEMENTS LISTED IN THE INDEX APPEARING UNDER ITEM 14(A) 1. AND 2. ON PAGE 19 PRESENT FAIRLY, IN ALL MATERIAL RESPECTS, THE FINANCIAL POSITION OF BI INCORPORATED AND ITS SUBSIDIARIES AT JUNE 30, 1998 AND 1997, AND THE RESULTS OF THEIR OPERATIONS AND THEIR CASH FLOWS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1998, IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. THESE FINANCIAL STATEMENTS ARE THE RESPONSIBILITY OF THE COMPANY'S MANAGEMENT; OUR RESPONSIBILITY IS TO EXPRESS AN OPINION ON THESE FINANCIAL STATEMENTS BASED ON OUR AUDITS. WE CONDUCTED OUR AUDITS OF THESE STATEMENTS IN ACCORDANCE WITH GENERALLY ACCEPTED AUDITING STANDARDS WHICH REQUIRE THAT WE PLAN AND PERFORM THE AUDIT TO OBTAIN REASONABLE ASSURANCE ABOUT WHETHER THE FINANCIAL STATEMENTS ARE FREE OF MATERIAL MISSTATEMENT. AN AUDIT INCLUDES EXAMINING, ON A TEST BASIS, EVIDENCE SUPPORTING THE AMOUNTS AND DISCLOSURES IN THE FINANCIAL STATEMENTS, ASSESSING THE ACCOUNTING PRINCIPLES USED AND SIGNIFICANT ESTIMATES MADE BY MANAGEMENT, AND EVALUATING THE OVERALL FINANCIAL STATEMENT PRESENTATION. WE BELIEVE THAT OUR AUDITS PROVIDE A REASONABLE BASIS FOR THE OPINION EXPRESSED ABOVE.



PRICEWATERHOUSECOOPERS LLP



BROOMFIELD, COLORADO
August 14, 1998

                                BI INCORPORATED
                          CONSOLIDATED BALANCE SHEET
                                (in thousands)

                                                                           June 30,                       June 30,
                                                                             1998                           1997
                                                                  -------------------------      -------------------------
ASSETS
Current assets
  Cash and cash equivalents                                                         $ 1,146                        $ 1,694
  Short-term investments                                                                  0                            450
  Receivables, net                                                                   12,188                          8,647
  Investment in sales-type leases, net                                                4,337                          3,993
  Inventories, net                                                                    3,393                          3,861
  Deferred income taxes                                                                 751                            779
  Prepaid expenses                                                                      866                            665
                                                                                    -------                        -------
    Total current assets                                                             22,681                         20,089

Investment in sales-type leases, net                                                  3,529                          2,764
Rental and monitoring equipment, net                                                  4,872                          4,366
Property and equipment, net                                                          13,250                         10,667
Software, net                                                                         2,282                          1,987
Intangibles, net                                                                     12,047                         12,908
Other assets                                                                          3,328                          2,640
                                                                                    -------                        -------
                                                                                    $61,989                        $55,421
                                                                                    =======                        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                                  $ 3,163                        $ 1,836
  Accrued compensation and benefits                                                   1,940                          1,409
  Deferred revenue                                                                    1,647                          1,362
  Income taxes payable                                                                  347                            404
  Other liabilities                                                                     759                            537
                                                                                    -------                        -------
    Total current liabilities                                                         7,856                          5,548
Capital lease obligation                                                              6,897                          7,030
Deferred revenue and other                                                            2,329                          2,223

Commitments (Notes 7 and 10)
Stockholders' equity
  Common stock, no par value, 75,000 shares authorized;
  7,640 shares issued and outstanding June 30, 1998 and
  7,417 shares issued and outstanding June 30, 1997                                  34,076                         32,460
  Retained earnings                                                                  10,831                          8,160
                                                                                    -------                        -------
    Total stockholders' equity                                                       44,907                         40,620
                                                                                    -------                        -------
                                                                                    $61,989                        $55,421
                                                                                    =======                        =======

                    The accompanying notes are an integral
               part of these consolidated financial statements.

                                BI INCORPORATED
                     CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands except per share amounts)


                                                                      Year ended June 30,
                                              -----------------------------------------------------------------
                                                        1998                  1997                  1996
                                              -----------------------------------------------------------------
Revenues
  Service and monitoring income                             $43,716               $33,161               $21,357
  Direct sales                                               17,017                13,961                16,616
  Rental income                                                 742                 1,008                   832
  Other income                                                  526                   271                   407
                                                            -------               -------               -------
    Total revenues                                           62,001                48,401                39,212
                                                            -------               -------               -------

Costs and expenses
  Cost of service and monitoring income                      22,616                15,859                10,338
  Cost of direct sales                                        8,101                 7,320                 8,570
  Cost of rental income                                         221                   282                   292
  Selling, general and administrative expenses               18,186                14,672                10,916
  Provision for doubtful accounts                             1,806                 1,732                   228
  Amortization and depreciation                               3,224                 2,241                 1,395
  Research and development expenses                           3,034                 3,002                 2,661
                                                            -------               -------               -------
    Total costs and expenses                                 57,188                45,108                34,400
                                                            -------               -------               -------

Income before income taxes                                    4,813                 3,293                 4,812
Income tax provision                                         (2,142)               (1,460)               (1,949)
                                                            -------               -------               -------
Net income                                                  $ 2,671               $ 1,833               $ 2,863
                                                            =======               =======               =======

Basic earnings per share                                      $0.36                 $0.25                 $0.42
                                                            =======               =======               =======

Weighted average number of outstanding common
 shares - basic                                               7,506                 7,252                 6,781
                                                            =======               =======               =======

Diluted earnings per share                                    $0.34                 $0.25                 $0.40
                                                            =======               =======               =======
Weighted average number of outstanding common
 and common equivalent shares - diluted                       7,841                 7,451                 7,160
                                                            =======               =======               =======

                    The accompanying notes are an integral
               part of these consolidated financial statements.

                                BI INCORPORATED
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)

                                             Common Stock               Treasury Stock         Retained
                                    -------------------------------------------------------
                                         Shares        Amount        Shares        Amount      Earnings       Total
                                    ----------------------------------------------------------------------------------
Balance June 30, 1995                       6,865       $28,883          (154)         ($15)      $ 3,464      $32,332
  Exercise of stock options and
   warrants                                   405         2,045                                                  2,045
  Stock repurchases and retirement           (290)         (987)          154            15                       (972)
  Issuance of common stock pursuant
   to stock purchase plan                      24           151                                                    151
  Tax benefit from exercise of
   stock options                                            787                                                    787
  Net income                                                                                        2,863        2,863
                                           ------        ------        ------        ------        ------       ------
Balance June 30, 1996                       7,004        30,879             0             0         6,327       37,206
  Exercise of stock options and
   warrants                                   200         1,186                                                  1,186
  Stock repurchases and retirement           (360)       (2,559)                                                (2,559)
  Issuance of common stock pursuant
   to stock purchase plan                      15            90                                                     90
  Tax benefit from exercise of
   stock options                                            183                                                    183
  Stock issued as part of
   acquisition                                558         2,681                                                  2,681
  Net income                                                                                        1,833        1,833
                                           ------        ------        ------        ------       -------      -------
Balance June 30, 1997                       7,417        32,460             0             0         8,160       40,620
  Exercise of stock options                   202         1,198                                                  1,198
  Issuance of common stock pursuant
   to stock purchase plan                      21           145                                                    145
  Tax benefit from exercise of
   stock options                                            273                                                    273
  Net income                                                                                        2,671        2,671
                                           ------        ------        ------        ------       -------      -------
Balance June 30, 1998                       7,640       $34,076             0         $   0       $10,831      $44,907
                                           ======        ======        ======        ======       =======      =======

                    The accompanying notes are an integral
               part of these consolidated financial statements.

                                BI INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                                 For the twelve months
                                                                                    ended June 30,
                                                       ----------------------------------------------------------------------
                                                                1998                      1997                     1996
                                                       ----------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                       $ 2,671                 $  1,833                   $ 2,863
  Adjustments to reconcile net income to net cash from
    operating activities:
    Amortization and depreciation                                    7,133                    6,668                     5,716
    Provision for doubtful accounts                                  1,806                    1,732                       228
    Provision for (benefit from) deferred income taxes                (575)                    (414)                      311
  Changes in assets and liabilities:
    Receivables                                                     (5,347)                    (830)                   (3,100)
    Investment in STLs                                              (1,109)                   1,034                    (1,795)
    Inventories, net                                                   468                     (841)                      425
    Accounts payable                                                 1,327                      (80)                    1,079
    Accrued expenses                                                   703                     (762)                      265
    Deferred revenue                                                   459                     (245)                       (3)
    Income taxes payable                                               217                      587                       657
    Prepaids and other assets                                         (354)                     370                       (55)
                                                                   -------                 --------                   -------
Net cash from operating activities                                   7,399                    9,052                     6,591
                                                                   -------                 --------                   -------

Cash flows from investing activities:
  Capital expenditures                                              (5,032)                  (2,522)                   (1,695)
  Increase in rental and monitoring equipment                       (3,176)                  (2,905)                   (2,761)
  Increase in capitalized software                                    (826)                    (837)                     (696)
  Investment in intangibles                                           (623)                    (309)                        0
  Cash paid for acquisitions net of cash acquired                        0                   (4,234)                        0
  Change in short-term investments                                     450                      649                      (723)
  Other                                                                  0                     (152)                      (35)
                                                                   -------                 --------                   -------
Net cash used in investing activities                               (9,207)                 (10,310)                   (5,910)
                                                                   -------                 --------                   -------

Cash flows from financing activities:
  Payments on capital lease obligation                                 (83)                     (28)                        0
  Proceeds from issuance of common stock                             1,343                    1,276                     2,196
  Purchase of common stock                                               0                   (2,559)                     (972)
                                                                   -------                 --------                   -------
Net cash from (used in) financing activities                         1,260                   (1,311)                    1,224
                                                                   -------                 --------                   -------
Net change in cash and cash equivalents                               (548)                  (2,569)                    1,905
Cash and cash equivalents at beginning of period                     1,694                    4,263                     2,358
                                                                   -------                 --------                   -------
Cash and cash equivalents at end of period                         $ 1,146                 $  1,694                   $ 4,263
                                                                   =======                 ========                   =======

                    The accompanying notes are an integral
               part of these consolidated financial statements.

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

Intangibles, Property and Equipment

     Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives of three to seven years. Rental and monitoring equipment are stated at cost and depreciated on a straight-line basis over two to three years. Repair and maintenance expenses which do not extend the useful lives of the related assets are expensed as incurred.

     Goodwill represents the excess of purchase price over fair value of net assets acquired and is amortized on a straight-line basis over periods of 10-20 years. The recoverability of goodwill is assessed at least annually, based on undiscounted projected related revenue less undiscounted related costs. Any impairment loss will be recorded to the extent such profits do not exceed the net carrying value of the goodwill. Patents are amortized on a straight-line basis over 14 years. Acquired manufacturing technology is amortized over the greater of the units of production method or five years, on a straight-line basis. Amortization related to goodwill, patents and the manufacturing technology was $1,484,000, $1,364,000, and $1,082,000 in fiscal 1998, 1997, and
1996, respectively. Accumulated amortization of goodwill, patents and the manufacturing technology was $6,884,000 and $5,400,000 at June 30, 1998 and 1997, respectively.

BI INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Development and Capitalized Software

     The Company capitalizes internally developed software costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Capitalization of development costs of software products begins once the technological feasibility of the product is established. Based on the Company's product development process, technological feasibility is established upon completion of a detailed program design. Capitalization ceases when such software is ready for general release, at which time amortization of the capitalized costs begins. Capitalized software costs are net of accumulated amortization of $2,647,000 and $2,333,000 as of 1998 and 1997, respectively.

     Amortization of capitalized internally developed software costs is computed as the greater of: (a) the amount determined by ratio of the product's current revenue to its total expected future revenue or (b) the straight-line method over the product's estimated useful life of five years. During all periods presented herein, the Company has used the straight-line method to amortize such capitalized costs. Amortization of software costs was $531,000, $756,000 and $794,000 in 1998, 1997 and 1996, respectively.

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

Supplemental Disclosures of Cash Flow Information:

                                       1998       1997       1996
                                    ----------  --------  ----------
               Interest received    $  601,000  $711,000  $  718,000
               Interest paid           602,000   393,000       4,000
               Income taxes paid     2,230,000   644,000   1,177,000

               Interest received from STLs is presented on a constructive receipt basis.

Supplemental Schedule of Noncash Investing and Financing Activities:

                                            1998      1997     1996
                                            -----  ----------  -----
               Stock issued for acquired
                companies                   $   0  $2,681,000  $   0
               Obligation under capital
                lease                           0   7,140,000      0


BI INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

     Service and monitoring income is recognized monthly over the term of the contract with any prepaid amounts being deferred. Product sales and sales-type leases are generally recorded upon shipment. Rental income associated with operating leases is recorded monthly over the rental period. Revenue from software system sales is recognized using the percentage of completion method. Probation and day reporting service income is recognized as the services are provided. Where extended warranties are sold together with other products in a sales-type lease transaction, related revenues are deferred and recognized ratably over the term of the extended warranty. Costs associated with standard one-year warranties are estimated and accrued at the time of sale.

Net Income Per Share

     Earnings Per Share ("EPS") is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which specifies the computation, presentation, and disclosure requirements for EPS. SFAS 128 replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS excludes all dilution and is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common equivalent shares are excluded in periods in which they have an anti-dilutive effect. The Company has adopted SFAS 128 for 1998 and has restated all previously reported per share amounts to conform to the new presentation. For the periods presented the primary difference between weighted average shares outstanding - basic and weighted average shares outstanding - diluted is attributable to outstanding options to purchase common stock.

Use of Estimates

     The Company has prepared these financial statements in conformity with generally accepted accounting principles which require the use of management's estimates. Actual results could differ from the estimates used.

Recent Accounting Pronouncements

The Company has determined that the adoption of recently issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," No. 131, "Disclosures about Segments of an Enterprise and Related Information" and SOP 97-2, "Software Revenue Recognition," will not have a material impact on its financial condition or results of operations. SOP 97-2 and SFAS Nos. 130 and 131 are effective for fiscal 1999.

BI INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - RELATED PARTY TRANSACTIONS

     The Company sold products to JEMTEC, Inc. for $75,000, $551,000 and $435,000 during 1998, 1997 and 1996, respectively. The Chairman of the Company is Chairman of JEMTEC, Inc.

NOTE 3 - RECEIVABLES, NET INVESTMENT IN SALES-TYPE LEASES, AND OPERATING LEASES
         - AS LESSOR

     A significant portion of the Company's receivables and net investment in sales-type leases is due from governmental agencies or divisions thereof. One of these customers accounted for 10% of total revenue in 1998, 12% of total revenue in 1997, and 12% of total revenue in 1996.

Receivables

     Receivables consist of the following (in thousands):

                                                             June 30,
                                                        1998         1997
                                                   --------------------------
     Trade, net of allowance for doubtful accounts
       of $1,316 in 1998 and $1,760 in 1997            $12,145       $8,624

     Due from officers and employees                        43           23
                                                   --------------------------
                                                       $12,188       $8,647
                                                   ==========================

Net investment in sales-type leases

     The components of net investment in sales-type leases are as follows (in thousands):

                                                             June 30,
                                                      1998             1997
                                                  ----------------------------

     Total minimum lease payments                   $ 8,530          $ 7,335
       Less: Unearned income                           (664)            (577)
       Less: Allowance for doubtful accounts              0               (1)
                                                  ----------------------------
     Net investment                                   7,866            6,757
       Less: Current portion                         (4,337)          (3,993)
                                                  ----------------------------
     Long-term portion                              $ 3,529          $ 2,764
                                                  ============================

     Future minimum lease payments to be received under sales-type leases at June 30, 1998 are $4,772,000, $2,616,000, $1,107,000 and $35,503 in fiscal 1999,
2000, 2001 and 2002, respectively.

BI INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating leases - as lessor

      The Company offers short-term leases to its customers as an alternative to buying its products. The lease term for operating leases is generally up to one year, with payments due monthly, and the Company retains title to the equipment.

NOTE 4 - INVENTORIES

     Inventories consist of the following (in thousands):

                                                         June 30,
                                                    1998          1997
                                                -------------------------

     Raw materials                                 $2,223        $1,682
     Work-in-process                                  588         1,363
     Finished goods                                   902         1,058
                                                -------------------------
                                                    3,713         4,103
     Less: allowance for obsolescence                (320)         (242)
                                                -------------------------
                                                   $3,393        $3,861
                                                =========================

NOTE 5 - EQUIPMENT AND INTANGIBLES

Rental and Monitoring Equipment

     Rental and monitoring equipment consist of the following (in thousands):

                                                          June 30,
                                                     1998           1997
                                                 ---------------------------

     Rental equipment                              $  1,376       $  1,173
     Monitoring equipment                            16,257         13,359
                                                 ---------------------------
                                                     17,633         14,532
     Less: accumulated depreciation                 (12,761)       (10,166)
                                                 ---------------------------
                                                   $  4,872       $  4,366
                                                 ===========================

BI INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

     Property and equipment consist of the following (in thousands):

                                                             June 30,
                                                         1998         1997
                                                      ----------------------

     Property and equipment                            $22,565      $17,683
     Less: accumulated depreciation and amortization    (9,315)      (7,016)
                                                      ----------------------
                                                       $13,250      $10,667
                                                      ======================

Intangibles

     Intangibles consist of the following (in thousands):

                                                             June 30,
                                                         1998         1997
                                                     -----------------------

     Goodwill                                          $14,258      $13,945
     Patents                                             1,673        1,363
     Manufacturing technology                            3,000        3,000
                                                     -----------------------
                                                        18,931       18,308
     Less: accumulated amortization                     (6,884)      (5,400)
                                                     -----------------------
                                                       $12,047      $12,908
                                                     =======================

NOTE 6 - ACQUISITIONS

     On October 10, 1996, the Company acquired, in a single transaction, 100% of Community Corrections Corporation ("CCC"), Justice Alternatives Inc. ("JAI") and Tennessee Probation Services Inc. ("TPS"). These companies, collectively referred to as CCC, provide probation services to the corrections industry. The consideration given was 400,000 shares of common stock and $3,000,000 cash. The fair value of assets acquired was $1,160,000 and liabilities assumed were $828,000.

     The acquisition of CCC was accounted for as a purchase and the assets acquired and liabilities assumed were recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill to be amortized on a straight-line basis over its estimated useful life of 15 years. The operating results of CCC have been included in the results of operations since October 1, 1996.

     On January 31, 1997, the Company acquired 100% of Peregrine Corrections Incorporated ("PCI"). PCI provides day reporting services to the corrections industry. The consideration given was 157,895 shares of common stock and
$1,251,000 cash.    The fair value of assets acquired was $403,000 and
liabilities assumed were $330,000.

BI INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The acquisition of PCI was accounted for as a purchase and the assets acquired and liabilities assumed were recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill to be amortized on a straight-line basis over its estimated useful life of 15 years. The operating results of PCI have been included in the results of operations since February 1, 1997.

NOTE 7 - AVAILABLE FINANCING AND LEASE COMMITMENTS

     The Company has an available bank line of credit for $5,000,000 bearing interest at the bank's prime rate, (8.5% at June 30, 1998) expiring in October 1999. At June 30, 1998, no borrowings were outstanding against the line. Borrowings under the line of credit are secured by inventory, equipment and accounts receivable. The line of credit sets forth certain financial and other covenants, including prior written consent to the payment of any dividends, that must be met by the Company if indebted to the bank.

     The Company leases office space under a capital lease. The following is a schedule by years of future minimum lease payments under this capital lease together with the present value of the net minimum lease payments as of June 30, 1998:

     Year ending June 30 (in thousands):
               1999                                 $   726
               2000                                     762
               2001                                     800
               2002                                     840
               2003                                     882
               Thereafter                             7,963
                                                    -------
          Total minimum lease payments               11,973
          Less amount representing interest          (4,945)
                                                    -------
          Present value of net minimum
          lease payments                            $ 7,028
                                                    =======

     The Company leases office space and certain equipment under operating leases. Rental expense was $933,000, $683,000 and $476,000 for fiscal 1998, 1997 and 1996, respectively. Minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 1998 are as follows:

     Year ending June 30 (in thousands):
               1999                             $1,272
               2000                                989
               2001                                672
               2002                                321
               2003                                142
                                                ------
     Total minimum payments required            $3,396
                                                ======

BI INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES

     The provision for income taxes is comprised of the following (in thousands):

                         1998        1997         1996
                     ---------------------------------------
Current provision
     Federal             $2,065       $1,574        $1,342
     State                  434          300           296
     Foreign                218            0             0
Deferred provision/
 (benefit)
     Federal               (522)        (349)          262
     State                  (53)         (65)           49
                     ---------------------------------------
                        $ 2,142      $ 1,460        $1,949
                     =======================================

     A reconciliation of the effective tax rate to the statutory rate is as follows:

                                      1998        1997         1996
                                    ---------------------------------
Expected statutory rate               34%         34%          34%
State taxes                            5%          5%           5%
Goodwill amortization                  6%          7%           3%
Tax exempt interest on STL's         (2)%        (4)%         (2)%
Increase of valuation allowance        4%          0%           0%
Other                                (2)%          2%           1%
                                    ---------------------------------
                                      45%         44%          41%
                                    =================================

BI INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The significant components of the Company's deferred income tax assets and liabilities for fiscal 1998 and 1997 were as follows (in thousands):

                                                   1998          1997
                                                ------------------------
     Deferred tax assets:
        Tax credit carryforwards                  $  208        $    0
        Accrued liabilities                          189            89
        Depreciation and amortization              1,513         1,352
        Bad debt                                     431           710
        Accrued rent                                 239            96
        Maintenance - unearned revenue               120             0
        Other                                        353           114
                                                ------------------------
     Total deferred tax asset                      3,053         2,361
        Less:  valuation allowance                  (178)            0
                                                ------------------------
     Net deferred tax asset                        2,875         2,361
     Deferred tax liabilities:
        Deferred revenue                            (224)         (119)
        Capitalized software                        (662)         (580)
        Other                                        (35)         (283)
                                                ------------------------
     Gross deferred tax liabilities                 (921)         (982)
                                                ------------------------
     Net deferred tax asset                       $1,954        $1,379
                                                ========================

NOTE 9 - EMPLOYEE BENEFIT PLANS AND OPTIONS

     At June 30, 1998, the Company has two stock-based compensation plans, which are described below. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plans. Had compensation cost for the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for award under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                      1998        1997         1996
                                    -----------------------------------
     Net income:
        As reported                   $2,671      $1,833       $2,863
        Pro forma                      1,696       1,099        2,646
     Net income per share - basic:
        As reported                      .36         .25          .42
        Pro forma                        .23         .15          .36
     Net income per share - diluted:
        As reported                      .34         .25          .40
        Proforma                         .22         .15          .36

BI INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Under the 1996 Plan, the Company may grant options to its employees and directors for up to one million shares of common stock. Under the Plan, options are granted at an exercise price equal to the fair market value of the Company's common stock on the grant date. The options vest over periods not to exceed 48 months and expire in 10 years or less.

     On July 30, 1998, the Board of Directors approved, subject to shareholder approval on November 5, 1998, an amendment of the 1996 Stock Option Plan to increase the number of shares available for issuance by 400,000.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1998, 1997 and 1996, respectively: No estimated dividends for all three years; expected volatility of 56.9% for 1998, 57.5% for 1997, and 46.4% for 1996; risk-free interest rates between 5.44% and 5.95% for 1998, 6.20% and 6.86% for 1997, and 6.20% and 6.48% for 1996; and
expected option terms between seven and ten years for both 1998 and 1997, and seven years for 1996.

     The following table summarizes option transactions under all five plans during each of the three years in the period ended June 30, 1998 (in thousands):

                                       Number of       Weighted Average
                                        Shares          Exercise Price
     ---------------------------------------------------------------------
     Outstanding, June 30, 1995           936                $5.05
     Granted                              249                 6.55
     Exercised                           (379)                5.21
     Canceled                             (21)                5.50
     ---------------------------------------------------------------------

     Outstanding, June 30, 1996           785                 5.50
     Granted                              813                 6.98
     Exercised                           (171)                5.56
     Canceled                             (68)                6.15

BI INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     ---------------------------------------------------------------------
     Outstanding, June 30, 1997         1,359                 6.34
     Granted                              278                 8.29
     Exercised                           (202)                5.94
     Canceled                             (58)                6.70
     ---------------------------------------------------------------------

     Outstanding, June 30, 1998         1,377                $6.78
     =====================================================================

     Options exercisable and the weighted average exercise price of these options as of the end of the year were 716,000 and $6.17, 591,000 and $5.61, and 465,000 and $5.05, in 1998, 1997 and 1996, respectively. The weighted average fair value of options granted during 1998, 1997 and 1996 were $5.41, $5.11 and $3.77, respectively.

     The following table summarizes information about fixed stock options outstanding at June 30, 1998 (in thousands):

                             Options Outstanding                         Options Exercisable
                 ------------------------------------------------   ------------------------------
                   Number     Weighted-Average                        Number
   Range of      Outstanding     Remaining       Weighted-Average   Exercisable   Weighted-Average
Exercise Prices  at 6/30/98   Contractual Life    Exercise Price    at 6/30/98     Exercise Price
---------------  -----------  ----------------   ----------------   -----------   ----------------
  $4.19-4.88           83        2.8 years             $4.26             73             $4.27
    $5.13             186        1.0 years             $5.13            186             $5.13
  $5.50-6.88          240        4.6 years             $6.60            121             $6.54
  $7.00-7.50          760        7.5 years             $7.02            336             $7.00
 $10.13-10.69         108        6.6 years            $10.29              0             $0.00
                    -----                                               ---
 $4.19-10.69        1,377                                               716


Employee Stock Purchase Plan

     In July 1990, the Board of Directors adopted an Employee Stock Purchase Plan ("Purchase Plan") offering employees the right to collectively purchase a maximum of 200,000 shares of the Company's common stock through a minimum of six-month offering periods of 50,000 shares each commencing January 1, 1991. Eligible employees may contribute up to 10% of their base pay towards the purchase of the Company's common stock at 85% of the lower of the average market price on the first or the last day of the offering period. Proceeds received from the issuance of shares under the Purchase Plan are credited to stockholder's equity in the fiscal year shares are issued. Under the Purchase Plan, the Company sold 21,000, 15,000 and 24,000 shares to employees in 1998, 1997 and 1996, respectively.

     The fair value of each stock purchase grant is estimated on the date of grant using the Black-Scholes model with the following assumptions for 1998, 1997 and 1996: no estimated dividends; expected volatility of 28.6% and 29.2%, 27.3% and 72.0%, and 23.0% and 39.9%, respectively; risk free interest rates between

BI INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.23% and 5.44% for 1998, 6.20% and 6.66% for 1997 and 5.63% and 6.83% for 1996;
and an expected life of six months for all three years.

Employee Savings Plan

     The Company has a 401(k) savings plan whereby the Company matches, subject to certain limits, $.15 for each $1.00 employees contribute. Total Company contributions during fiscal 1998, 1997 and 1996 were $80,000, $66,000 and $79,000, respectively.

NOTE 10 - LEGAL PROCEEDINGS

     On August 27, 1997, CB Partners, Michael Connor and Michael Connor, IRA, filed a Class Action Complaint in District Court, County of Boulder, State of Colorado, against the Company and certain of its officers and directors, being David J. Hunter, Mckinley C. Edwards, Jr., Richard Willmarth, Jacqueline A. Chamberlin, Frank N. Randall, Jr., and Jeremy N. Kendall. The complaint includes various claims under the Colorado Securities Act as well as for common law fraud. The complaint alleges, among other things, that various public filings and press releases made by the Company in 1996 contained material misstatements and omissions, including that the Company's revenues and earnings were inflated as a result of allegedly shipping products to customers with the understanding that the customer had no obligation to pay for the products and could return them at any time. The Complaint also alleges that the Company failed to disclose
(a) the nature of the competition in its monitoring services line of business and (b) that one of the Company's products in the in-home alcohol testing area did not work properly and was therefore unmarketable. The complaint seeks rescission, damages in an unspecified amount and attorneys' fees on behalf of all persons who purchased the Company's common stock between April 24, 1996 and September 12, 1996. The Company believes the complaint is without merit but is currently unable to (a) determine the ultimate outcome of resolution of the complaint, (b) determine whether resolution of this matter will have a material adverse impact on the Company's financial position or results of operations, or
(c) estimate reasonably the amount of loss, if any, which may result from resolution of this matter. The Company intends to defend against this action vigorously. The matter is presently in discovery.

     The Company is involved in five additional legal proceedings, one alleging negligence in manufacturing, one alleging general negligence and misrepresentation, one alleges misrepresentation, breech of warranty and general negligence, another suit alleges negligence under product liability, and the last suit alleges wrongful death from general negligence. One seeks damages of $3,000,000, another seeks damages of $3,977,500, the third seeks $250 million in damages, the fourth seeks damages in excess of $150,000, and the last seeks damages in excess of $100,000. Management believes the Company has adequate legal defenses and/or insurance coverage against all claims and intends to defend them vigorously. There can be no assurances however, that any individual case will result in an outcome favorable to the Company. In the event of any adverse outcome, neither the amount nor the likelihood of any potential loss which might result is reasonably estimable. The Company currently believes that the amount of the ultimate potential loss would not be material to the Company's financial

BI INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

position or results of operations. However, an adverse future outcome in any individual case, including legal defense costs, could have a material effect on the Company's reported results of operations in a particular quarter.

NOTE 11 - SUBSEQUENT EVENT (UNAUDITED)

     On August 25, 1998, the Company announced that it has engaged an investment banker to attempt to sell its CIS business unit.

NOTE 12 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following interim financial information presents the 1998 and 1997 results of operations on a quarterly basis (in thousands, except per share amounts):

                                             Fiscal quarters ended
                                9/30/97     12/31/97     3/31/98     6/30/98
                               ----------------------------------------------
Total revenue                   $14,867     $14,942      $15,125     $17,067
                               ----------------------------------------------
Gross profit                      7,405       7,433        7,688       8,537
                               ----------------------------------------------
Net income                         $428        $534         $731        $978
                               ==============================================
Diluted earnings per share        $0.06       $0.07        $0.09       $0.12
                               ==============================================
                                             Fiscal quarters ended
                                9/30/96     12/31/96     3/31/97     6/30/97
                               ----------------------------------------------
Total revenue                    $8,723     $11,782      $13,289     $14,607
                               ----------------------------------------------
Gross profit                      4,329       6,048        7,037       7,526
                               ----------------------------------------------
Net income                         $157        $358         $569        $749
                               ==============================================
Diluted earnings per share        $0.02       $0.05        $0.08       $0.10
                               ==============================================

BI INCORPORATED
CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

                                  SCHEDULE II

Allowance for losses on Sales-Type Leases:

--------------------------------------------------------------------------------------
                   Balance     Charged to
                 beginning of    cost and     Charged to               Balance at end
                   period       expenses   other accounts  Write-offs   of period
--------------------------------------------------------------------------------------
7-1-95-6-30-96     $9,000          $0              $0           $0      $9,000
--------------------------------------------------------------------------------------
7-1-96-6-30-97     $9,000          $0              $0      $(8,000)     $1,000
--------------------------------------------------------------------------------------
7-1-97-6-30-98     $1,000          $0         $(1,000)          $0          $0
--------------------------------------------------------------------------------------

Allowance for losses on Accounts Receivable:

--------------------------------------------------------------------------------------
                    Balance     Charged to   Beginning
                  beginning of   cost and    Balance at               Balance at end
                    period       expenses   Acquisition   Write-offs    of period
--------------------------------------------------------------------------------------
7-1-95-6-30-96      $220,000      $228,000          $0     $(182,000)     $266,000
--------------------------------------------------------------------------------------
7-1-96-6-30-97      $266,000    $1,732,000  $1,418,000   $(1,656,000)   $1,760,000
--------------------------------------------------------------------------------------
7-1-97-6-30-98    $1,760,000    $1,806,000          $0   $(2,250,000)   $1,316,000
--------------------------------------------------------------------------------------