Form 10-Q
period 1998-09-30
BI INC
filed 1998-10-21
CIK 716629

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

   For the quarterly period ended September 30, 1998
                                  ------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of no par value common stock outstanding at October 19, 1998 was 7,647,185.

                                BI INCORPORATED
                                     INDEX
                                     -----


PART I - FINANCIAL INFORMATION:                                        Page No.
Item 1 - Financial Statements

         Balance Sheet
         at September 30, 1998 and June 30, 1998                              2

         Statement of Operations
         for the three months ended September 30, 1998 and 1997               3

         Statement of Cash Flows
         for the three months ended September 30, 1998 and 1997               4

         Notes to Consolidated Financial Statements                           5

Item 2 - Management's Discussion and Analysis
         of Financial Condition and Results of Operations          6 through 10

Signatures                                                                   11


PART II - OTHER INFORMATION:


Item 1 - Legal Proceedings: Incorporated by reference to Note 4 to Consolidated Financial Statements in Part I.

                                BI INCORPORATED
                          CONSOLIDATED BALANCE SHEET
                           (in thousands, unaudited)

                                                                                   September 30,                     June 30,
                                                                                        1998                           1998
                                                                               -----------------------        ----------------------
ASSETS
Current assets
  Cash and cash equivalents                                                                       $10                         $1,146
  Receivables, net                                                                             13,438                         12,188
  Investment in sales-type leases, net                                                          4,133                          4,337
  Inventories ,net                                                                              3,032                          3,393
  Deferred income taxes                                                                           751                            751
  Prepaid expenses                                                                                766                            866
                                                                               -----------------------        ----------------------
    Total current assets                                                                       22,130                         22,681

Investment in sales-type leases, net                                                            3,350                          3,529
Rental and monitoring equipment, net                                                            5,128                          4,872
Property and equipment, net                                                                    13,214                         13,250
Software, net                                                                                   2,223                          2,282
Intangibles, net                                                                               12,073                         12,047
Other assets                                                                                    3,343                          3,328
                                                                               -----------------------        ----------------------

                                                                                              $61,461                        $61,989
                                                                               =======================        ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                                             $1,666                         $3,163
  Accrued compensation and benefits                                                             2,467                          1,940
  Deferred revenue                                                                              2,021                          1,647
  Income taxes payable                                                                             77                            347
  Other liabilities                                                                               694                            759
                                                                               -----------------------        ----------------------
    Total current liabilities                                                                   6,925                          7,856
                                                                               -----------------------        ----------------------
Capital lease obligation                                                                        6,859                          6,897
Deferred revenue                                                                                2,230                          2,329

Stockholders' equity
  Common stock, no par value, 75,000 shares authorized;
    7,641 shares issued and outstanding September 30, 1998 and
    7,640 shares issued and outstanding June 30, 1998                                          34,087                         34,076
  Retained earnings                                                                            11,360                         10,831
                                                                               -----------------------        ----------------------
    Total stockholders' equity                                                                 45,447                         44,907
                                                                               -----------------------        ----------------------

                                                                                              $61,461                        $61,989
                                                                               =======================        ======================

                    The accompanying notes are an integral
               part of these consolidated financial statements.

                                BI INCORPORATED
                     CONSOLIDATED STATEMENT OF OPERATIONS
              (in thousands except per share amounts, unaudited)


                                                                              For the three months
                                                                              ended September 30,
                                                          ----------------------------------------------------------
                                                                    1998                            1997
                                                          -------------------------       --------------------------
Revenues
  Service and monitoring income                                            $12,782                          $10,037
  Rental income                                                                108                              260
  Net sales                                                                  3,615                            4,519
  Other income                                                                  30                               51
                                                          -------------------------       --------------------------
    Total revenues                                                          16,535                           14,867
                                                          -------------------------       --------------------------

Costs and expenses
  Cost of service and monitoring income                                      6,540                            5,205
  Cost of rental income                                                         80                               57
  Cost of net sales                                                          1,738                            2,200
  Selling, general and administrative expenses                               4,989                            4,509
  Provision for doubtful accounts                                              410                              595
  Amortization and depreciation                                                840                              801
  Research and development expenses                                          1,001                              755
                                                          -------------------------       --------------------------
    Total costs and expenses                                                15,598                           14,122
                                                          -------------------------       --------------------------

Income before income taxes                                                     937                              745
Income tax provision                                                          (408)                            (317)
                                                          -------------------------       --------------------------
Net income                                                                    $529                             $428
                                                          =========================       ==========================

Basic earnings per share                                                     $0.07                            $0.06
                                                          =========================       ==========================

Weighted average number of common shares outstanding                         7,640                            7,420
                                                          =========================       ==========================

Diluted earnings per share                                                   $0.07                            $0.06
                                                          =========================       ==========================

Weighted average number of common and common equivalent
shares outstanding                                                           7,909                            7,613
                                                          =========================       ==========================

                    The accompanying notes are an integral
               part of these consolidated financial statements.

                                BI INCORPORATED
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                           (in thousands, unaudited)

                                                                           For the three months
                                                                           ended September 30,
                                                      ----------------------------------------------------------------
                                                                       1998                     1997
                                                      ----------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                            $529                    $428
  Adjustments to reconcile net income
   to net cash from operating activities:
    Amortization and depreciation                                      1,817                   1,609
    Provision for doubtful accounts                                      410                     595

  Changes in assets and liabilities:
    Receivables                                                       (1,660)                   (886)
    Investment in STLs                                                   383                  (1,620)
    Inventories, net                                                     361                     312
    Accounts payable                                                  (1,497)                   (604)
    Accrued expenses                                                     462                     704
    Deferred revenue                                                     275                     337
    Income taxes payable                                                (270)                    (27)
    Prepaids and other assets                                             85                    (340)
                                                      ---------------------------------------------------------------
Net cash from operating activities                                       895                     508
                                                      ---------------------------------------------------------------

Cash flows from investing activities:
  Capital expenditures                                                  (629)                 (1,102)
  Increase in rental and monitoring equipment                           (988)                   (467)
  Increase in capitalized software                                       (90)                   (329)
  Investment in intangibles                                             (297)                      0
  Change in short-term investments                                         0                     450
                                                      ---------------------------------------------------------------
Net cash used in investing activities                                 (2,004)                 (1,448)
                                                      ---------------------------------------------------------------

Cash flows from financing activities:
  Payments on capital lease obligation                                   (38)                    (11)
  Proceeds from issuance of common stock                                  11                      24
                                                      ---------------------------------------------------------------
Net cash from (used in) financing activities                             (27)                     13
                                                      ---------------------------------------------------------------
Net change in cash and cash equivalents                               (1,136)                   (927)
Cash and cash equivalents at beginning of period                       1,146                   1,694
                                                      ---------------------------------------------------------------

Cash and cash equivalents at end of period                               $10                    $767
                                                      ======================        ================

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

NOTE 2 - RECLASSIFICATION
-------------------------
     Certain fiscal 1998 amounts have been reclassified to be comparable with the fiscal 1999 presentation.

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

     The Company is involved in five additional legal proceedings; one alleging negligence in manufacturing and general negligence, one alleging malfunction in equipment, another alleging negligence and misrepresentation resulting in a wrongful death, the fourth alleging negligence under product liability, and the last suit alleges wrongful death from general negligence. One of the claimants seeks damages in excess of $150,000, another seeks damages of $3,000,000, a third seeks damages of $3,977,500, the fourth seeks $250 million in damages, and the last seeks damages in excess of $100,000.

     Management believes the Company has adequate legal defenses and/or insurance coverage against all claims and intends to defend itself vigorously against them. There can be no assurances however, that any individual case will result in an outcome favorable to the Company. In the event of any adverse outcome, neither the amount nor the likelihood of any potential liability which might result is reasonably estimable. The Company currently believes that the amount of the ultimate potential loss would not be material to the Company's financial position or results of operations. However, an adverse future outcome in any individual case, including legal defense costs, could have a material adverse effect on the Company's reported results of operations in a particular quarter.

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


                               Three Months Ended               Three Months Ended
                               September 30, 1998               September 30, 1997
                          ----------------------------     ----------------------------
                            EM     CCS    CIS   Total        EM     CCS    CIS   Total
                          ----------------------------     ----------------------------
Revenue                     (unaudited, in thousands)        (unaudited, in thousands)
  Recurring Revenue
    Service & Monitoring   7,653  5,066     63  12,782      6,453  3,539     45  10,037
    Rental                   108                   108        260                   260
  Direct Sales             2,864           751   3,615      3,992           527   4,519
  Other Income                30                    30         51                    51
                          ----------------------------     ----------------------------
Total Revenue             10,655  5,066    814  16,535     10,756  3,539    572  14,867

Gross Profit               6,261  2,076   (160)  8,177      6,003  1,303     99   7,405
  Gross Profit %           58.8%  41.0% (19.7%)  49.5%      55.8%  36.8%  17.3%   49.8%

THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1998 (FISCAL 1999), COMPARED TO THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1997 (FISCAL 1998):

Revenue

     Total revenue for the three months ended September 30, 1998 increased 11.2% to $16,535,000 compared to $14,867,000 in the corresponding period a year ago. The Company is continuing to expand recurring revenue which includes service,, monitoring and rental income although there can be no assurances that the Company will be successful in continuing this expansion. These revenue sources, which are generated within all three business units increased 25.2% in fiscal 1999 compared to fiscal 1998. Recurring revenue increased to $12,890,000 or 78.0% of total revenue in fiscal 1999 from $10,297,000 or 69.3% of total revenue in fiscal 1998. All three business units reported recurring revenue increases for fiscal 1999 as compared to fiscal 1998.

     The EM business unit revenue decreased slightly to $10,655,000 for the three months ended September 30, 1998 compared to $10,756,000 in the corresponding period a year ago. Some government agencies purchase equipment and run their own monitoring programs, others elect to utilize both monitoring equipment and services offered by the Company, while other agencies purchase equipment from the Company and then contract with the Company for the service portion of the monitoring. Recurring revenue which is comprised of electronic monitoring and rental income increased 15.6% to $7,761,000 in fiscal 1999 from $6,713,000 in fiscal 1998. This increase in recurring revenue relates to the continuing trend of government agencies to contract for electronic monitoring rather than purchasing equipment. Direct sales revenue decreased to $2,864,000 in fiscal 1999 from $3,992,000 in fiscal 1998. This decrease was partially do to a decline in direct sales to service providers as a result of the Company's change in market strategy emphasizing recurring revenue. In addition, direct sales revenue in the first quarter of fiscal year 1998 was unusually high as a result of increased backlog at June 30, 1997. Direct sales revenue for fiscal 1999 was consistent with comparable periods prior to fiscal 1998.

     The CCS business unit recurring revenue increased $1,527,000 or 43.1% to $5,066,000 in fiscal 1999 compared to $3,539,000 in fiscal 1998. CCS provides community correctional supervision and services in 11 states through its 81 community correctional service centers. During the past twelve months CCS set up 15 new centers or programs within existing centers and increased the number of offenders receiving services from approximately 35,000 to approximately 40,000. The Company intends to continue to broaden the services provided to the offender and anticipates continued revenue growth in this business unit for fiscal year 1999.

     The CIS business unit increased revenue by 42.3% to $814,000 in fiscal 1999 compared to $572,000 in fiscal 1998. Direct sales revenue associated with the Institutional Management System (IMS) applications software product increased to $751,000 in fiscal 1999 from $527,000 in fiscal 1998. The CIS business unit has contracts lasting from one month to approximately twenty four months in duration. This increase in revenue is a direct result of the increase in new contracts awarded which is reflected in the $5,650,000 of backlog as of the end of current period. On August 25, 1998, the Company announced that it has engaged an investment banker to attempt to sell the CIS business unit.

Gross Profit

     Total gross profit as a percentage of total revenue for the three months ended September 30, 1998 and September 30, 1997 was consistent at approximately 50%. Gross profit for fiscal 1998 was $8,177,000 compared to $7,405,000 in the corresponding period a year ago.

     The EM business unit increased its total gross profit to 58.8% or $6,261,000 in fiscal 1999 compared to 55.8% or $6,003,000 in fiscal 1998. This percentage increase was due to an improvement in gross profits on direct sales revenue. Direct sales gross profit increased as a result of favorable sales pricing, manufacturing cost improvements and favorable production variances during fiscal 1999. EM recurring revenue gross profit was approximately 54% in fiscal 1999 compared to approximately 55% in fiscal 1998.

     The CCS business unit increased its gross profit to 41.0% for fiscal 1999 compared to 36.8% in fiscal 1998. The 1999 increase was due to cost reductions and operating efficiency improvements throughout the 81 community correctional service centers. Probation and day reporting services require relatively high direct labor costs which are recognized as direct costs of sales which reduce gross profit.

     The CIS business unit decreased its gross profit to (19.7)% in fiscal 1999 compared to 17.3% in fiscal 1998. This decrease in fiscal 1999 is primarily a result of additional amortization expense associated with the recent general release of phase two of the Company's IMS product and revisions in estimated recoverability of certain contract costs and in estimated future contract costs that were identified in the current period.



Selling, General and Administrative (S,G&A)



     S,G&A expenses for the three months ended September 30, 1998 increased $480,000 to $4,989,000 compared to $4,509,000 in the corresponding period a year ago. S,G&A expense as a percentage of total revenue remained constant at approximately 30%.

     The EM business unit increased its S,G&A expenses $315,000 in fiscal 1999 resulting in expenses of 31.1% of EM revenue in fiscal 1999 compared to 27.9% in fiscal 1998. This increase is related to additional marketing expenses associated with continuing market expansion activities throughout fiscal year 1999. As well as increases in account management and technical services related to increasing customer satisfaction and growth of existing customer sites.

     The CCS business unit increased its S,G&A expenses $136,000 to $1,319,000 in fiscal 1999 compared to $1,183,000 in fiscal 1998, although it decreased its S,G&A expenses as a percentage of CCS revenue to 26.0% in fiscal 1999 from 33.4% in fiscal 1998. The increase in expenses is related to investments in infrastructure and staffing to support the growth of the business unit.

     The CIS business unit increased its S,G&A expenses $29,000 to $354,000 in fiscal 1999 but as a result of a significant increase in revenue decreased expenses to 43.5% of CIS revenue in fiscal 1999 compared to 56.8% in fiscal 1998. These expenses associated with infrastructure costs necessary to manage deployment and implementation of existing contracts.



Provision for Doubtful Accounts



     The provision for doubtful accounts was $410,000 or 2.5% of total revenue in fiscal 1999 compared to $595,000 or 4.0% of total revenue in fiscal 1998. The provision relates largely to the Company's CCS business unit. Probation service revenue is 100% paid by the offender and carries an increased risk of default. Day reporting revenue for fiscal 1999 was 24.0% paid by the offender and the remaining paid by government agencies. The Company has initiated collection activities that have improved its collection results. The Company accrued approximately 7% of CCS revenue to allowance for doubtful accounts during 1999 compared to approximately 14% in fiscal 1998. The Company is implementing additional collection procedures to reduce payment defaults within the CCS business unit. The Company believes the industry average payment default associated with similar for-profit companies is approximately 20%. The EM business unit accrued approximately 1% of EM revenue to allowance for doubtful accounts in both fiscal 1999 and 1998.

Amortization and Depreciation (A&D)


     A&D expenses increased $39,000 to $840,000 or 5.1% of revenue in fiscal 1999 from $801,000 or 5.4% of revenue in fiscal 1998. The increase was due to additions to property, plant and equipment.



Research and Development Expenses (R&D)


     R&D expenses increased $246,000 to $1,001,000 in fiscal 1999 from $755,000 in fiscal 1998. The Company's R&D expenditures were largely related to EM business unit expenses associated with internal software development efforts for improved automation to the Company's electronic monitoring centers, and the evaluation and enhancement of existing electronic monitoring products. The Company expects to continue expenditures for improvements to the monitoring operations and development of future home arrest products throughout fiscal year 1999. As a percentage of EM revenue EM business unit R&D expense was 7.3% in fiscal 1999 compared to 6.1% in fiscal 1998.



Net Income and Income Taxes


     The Company recorded income tax expense of $408,000 and $317,000 for fiscal 1999 and fiscal 1998 respectively, which differs from the statutory rate largely as a result of state income taxes and non-deductible goodwill amortization expense.

     For fiscal 1999, the Company had net income of $529,000 or $.07 diluted earnings per share compared to fiscal 1998 net income of $428,000 or $.06 diluted earnings per share. The changes in net income relate primarily to the items discussed above.



Impact of Year 2000 Issues


     The Year 2000 issue is related to computer software utilizing two digits rather than four to define the appropriate year. As a result, any of the Company's computer programs or any of the Company's suppliers or vendors that have date sensitive software may incur system failures or generate incorrect data if "00" is recognized as 1900 rather than 2000.

     The Company has been addressing Year 2000 issues throughout fiscal year 1998 and the first quarter of fiscal 1999 and has modified or is in the process of modifying any products or services that are affected by Year 2000 issues. The Company has a formal comprehensive Year 2000 readiness plan in place and under the oversight of to executive management. The Company estimates that approximately $120,000 of costs have been incurred and expensed in fiscal year 1998 and the first quarter of fiscal 1999 related to addressing Year 2000 events. It is estimated that another $200,000 to $300,000 of costs will be incurred prior to calendar year end 1999. Approximately two-thirds of this amount will be related to fixed asset additions for new computer related equipment. The remaining one-third will be expensed as incurred.

     The Company's greatest risk for a material disruption in services lies in a potential disruption of telecommunication services due to an external telecommunication service provider's failure to be Year 2000 compliant and the resulting impact upon the Company's monitoring services. The Company has contacted and obtained verbal assurances from all of its telecommunications providers that their networks are Year 2000 compliant. The Company is currently seeking written assurances of year 2000 compliance testing from all telecommunication providers and expects to complete this process by mid fiscal year 1999. BI has a redundant monitoring system that would allow the eastern monitoring center to process alerts if for any reason the western monitoring center was to go down, or vice versa. In addition, the Company has backup telecommunication provider connectivity if for any reason the primary carrier has a disruption in service.

     The Company has been in the process throughout fiscal year 1998 and the first quarter of fiscal 1999 of replacing its internal business and business unit operating computer systems. These replacements were required to meet current and future needs of the business as well as to reduce various administrative and operating functions. These new systems are Year 2000 compliant and are scheduled for deployment in fiscal year 1999. The systems have been independently verified and tested to be Year 2000 compliant.

     The Company believes that based upon changes and modifications already made and those that are currently planned for implementation throughout fiscal year 1999 the impact of Year 2000 issues will not be material. However, to the extent the Company or third parties on which it relies do not timely achieve Year 2000 readiness, the Company's results of operations may be adversely affected.



LIQUIDITY AND CAPITAL RESOURCES


     For the three months ended September 30, 1998, the Company generated $895,000 of cash from operating activities, expended $629,000 for capital equipment and leasehold improvements, expended $988,000 for equipment associated with rental and monitoring contracts, and expended $297,000 for license fees and other intangibles. The total of all cash flow activities resulted in a decrease in the balance of cash and cash equivalents of $1,136,000 for the three months ended September 30, 1998.

     The Company's working capital increased $380,000 to $15,205,000 at September 30, 1998. This increase was primarily the result of increases in accounts receivable as a result of increased sales volume in CCS as well as increases in CIS receivables associated with extended term IMS contracts for application software products and investment in sales-type leases. The Company is emphasizing improved collections and procedures across all business units and expects to reduce its past due receivables throughout fiscal year 1999 as compared to fiscal year 1998. Direct sales customers have increasingly requested and obtained financing through the Company in the form of sales-type leases. Such lease financing carries a low risk of default and is at favorable interest rates to the Company.

     The Company has an available $5,000,000 line of credit with Bank One, Boulder, Colorado which expires in October 1999. No amounts were drawn against this line at September 30, 1998. Subsequent to the quarter end transaction timing has resulted in a temporary need for external financing and the Company has drawn $500,000 on the line of credit to cover short-term operating needs.

     Working capital may be obtained by financing certain operating and sales-type leases under recourse and non-recourse borrowing arrangements. These borrowings would be collateralized with a security interest in the leased equipment. At September 30, 1998, the Company had unfunded leases in the amount of $7,483,000 which could be used as collateral for future borrowing arrangements.

     The Company believes it will have adequate sources of cash and available bank line of credit to fund anticipated working capital needs for its existing business through fiscal year 1999.

SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934 THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.




                              BI Incorporated




Date  October 21, 1998                By /s/ David J. Hunter
      -----------------------            --------------------------------
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