Form 10-Q
period 1998-12-31
BI INC
filed 1999-01-27
CIK 716629

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1998
                                    -----------------

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


                                (303) 530-2911
                ----------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No_____
                                       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of no par value common stock outstanding at January 25, 1999 was 7,727,877.

                                BI INCORPORATED
                                     Index
                                     -----



PART I - FINANCIAL INFORMATION:                                         Page No.
Item 1 - Consolidated Financial Statements

         Consolidated Balance Sheet                                           2
         at December 31, 1998 and 1997

         Consolidated Statement of Operations
         for the six months ended December 31, 1998 and 1997                  3

         Consolidated Statement of Cash Flows
         for the six months ended December 31, 1998 and 1997                  4

         Notes to Consolidated Financial Statements                           5

Item 2 - Management's Discussion and Analysis
         of Financial Condition and Results of Operations          6 through 13

Signatures                                                                   14

PART II - OTHER INFORMATION:

Item 1 - Legal Proceedings: Incorporated by reference to Note 4 to Consolidated Financial Statements in Part I.

Item 4 - Submission of matters to a vote of security holders.


a) BI Incorporated's 1998 Annual Meeting of Stockholders was held on November 5, 1998.

b) The ratification of Amendment to 1996 Stock Option Plan was as follows: For = 3,955,027; Against = 1,269,157; Abstained = 30,663: Broker Non Vote =
    1,738,763

c) At the annual meeting the following persons were elected to the Board of Directors as follows:

                                             For          Withheld

William E. Coleman                         6,384,001        609,610
Mckinley C. Edwards, Jr.                   6,388,267        605,344
Beverly J. Haddon                          6,385,108        608,503
David J. Hunter                            6,390,267        603,344
Perry M. Johnson                           6,384,691        608,920
Jeremy N. Kendall                          6,388,251        605,360
Barry J. Nidorf                            6,381,052        612,559
Byam K. Stevens, Jr.                       6,386,151        607,460


d) The ratification of PriceWaterhouseCoopers LLP, as the Company's independent auditor, was also approved at the annual meeting as follows:
     For = 6,937,013; Against = 35,169; Abstained = 21,429.

                                BI INCORPORATED
                          CONSOLIDATED BALANCE SHEET
                           (in thousands, unaudited)


                                                                                   December 31,                     June 30,
                                                                                       1998                           1998
                                                                              -----------------------        -----------------------
ASSETS
Current assets
  Cash and cash equivalents                                                   $                  811         $                1,146
  Receivables, net                                                                            11,764                         10,603
  Costs and estimated earnings in excess
    of billings on uncompleted contracts                                                       2,119                          1,585
  Investment in sales-type leases, net                                                         4,293                          4,337
  Inventories, net                                                                             2,886                          3,393
  Deferred income taxes                                                                          749                            751
  Prepaid expenses                                                                               895                            866
                                                                              -----------------------        -----------------------
    Total current assets                                                                      23,517                         22,681

Investment in sales-type leases, net                                                           3,318                          3,529
Rental and monitoring equipment, net                                                           5,261                          4,872
Property and equipment, net                                                                   13,984                         13,250
Software, net                                                                                  2,253                          2,282
Intangibles, net                                                                              12,074                         12,047
Other assets                                                                                   3,322                          3,328
                                                                              -----------------------        -----------------------

                                                                              $               63,729         $               61,989
                                                                              =======================        =======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                            $                2,244         $                3,163
  Accrued compensation and benefits                                                            2,878                          1,940
  Deferred revenue                                                                             1,684                          1,647
  Income taxes payable                                                                           348                            347
  Other liabilities                                                                              825                            759
                                                                              -----------------------        -----------------------
    Total current liabilities                                                                  7,979                          7,856
                                                                              -----------------------        -----------------------
Capital lease obligation                                                                       6,814                          6,897
Deferred revenue                                                                               2,180                          2,329

Stockholders' equity
  Common stock, no par value, 75,000 shares authorized;
    7,709 shares issued and outstanding December 31, 1998 and
    7,640 shares issued and outstanding June 30, 1998                                         34,444                         34,076
  Retained earnings                                                                           12,312                         10,831
                                                                              -----------------------        -----------------------
    Total stockholders' equity                                                                46,756                         44,907
                                                                              -----------------------        -----------------------

                                                                              $               63,729         $               61,989
                                                                              =======================        =======================



                    The accompanying notes are an integral
               part of these consolidated financial statements.

                                BI INCORPORATED
                     CONSOLIDATED STATEMENT OF OPERATIONS
              (in thousands except per share amounts, unaudited)



                                            For the three months                                    For the six months
                                             ended December 31,                                     ended December 31,
                              ----------------------------------------------         ----------------------------------------------
                                       1998                     1997                          1998                     1997
                              ---------------------    ---------------------         ---------------------     --------------------
Revenues
  Service and monitoring
   income                     $              13,603    $              10,695         $              26,631     $             20,732
  Rental income                                 161                      129                           268                      389
  Direct sales                                4,576                    4,080                         7,946                    8,599
  Other income                                   38                       38                            68                       89
                              ---------------------    ---------------------         ---------------------     --------------------
    Total revenues                           18,378                   14,942                        34,913                   29,809
                              ---------------------    ---------------------         ---------------------     --------------------

Costs and expenses
  Cost of service and
   monitoring income                          6,811                    5,407                        13,444                   10,611
  Cost of rental income                          96                       49                           175                      107
  Cost of direct sales                        2,440                    2,053                         4,087                    4,253
  Selling, general and
   administrative expenses                    5,151                    4,314                        10,142                    8,822
  Provision for doubtful
   accounts                                     498                      591                           908                    1,186
  Amortization and
   depreciation                                 877                      810                         1,716                    1,611
  Research and development
   expenses                                     818                      789                         1,818                    1,544
                              ---------------------    ---------------------         ---------------------     --------------------
    Total costs and expenses                 16,691                   14,013                        32,290                   28,134
                              ---------------------    ---------------------         ---------------------     --------------------

Income before income taxes                    1,687                      929                         2,623                    1,675
Income tax provision                           (734)                    (395)                       (1,141)                    (712)
                              ---------------------    ---------------------         ---------------------     --------------------
Net income                    $                 953    $                 534         $               1,482     $                963
                              =====================    =====================         =====================     ====================


Basic earnings per share      $                0.12    $                0.07         $                0.19     $               0.13
                              =====================    =====================         =====================     ====================

Weighted average number of
 common shares outstanding                    7,682                    7,444                         7,661                    7,432
                              =====================    =====================         =====================     ====================


Diluted earnings per share    $                0.12    $                0.07         $                0.19     $               0.13
                              =====================    =====================         =====================     ====================

Weighted average number of
 common and common equivalent
 shares outstanding                           7,891                    7,639                         7,900                    7,626
                              =====================    =====================         =====================     ====================


                    The accompanying notes are an integral
               part of these consolidated financial statements.

                                BI INCORPORATED
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                           (in thousands, unaudited)




                                                                                          For the six months
                                                                                          ended December 31,
                                                                    -------------------------------------------------------------
                                                                               1998                              1997
                                                                    -------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                        $                     1,482    $                          963

  Adjustments to reconcile net income
   to net cash from operating activities:
    Amortization and depreciation                                                         3,480                             3,147
    Provision for doubtful accounts                                                         908                             1,186

  Changes in assets and liabilities:
    Receivables                                                                          (2,069)                             (880)
    Costs and estimated earnings in excess
      of billings on uncompleted contracts                                                 (534)                             (435)
    Investment in STLs                                                                      255                            (2,123)
    Inventories, net                                                                        507                               754
    Accounts payable                                                                       (919)                              (72)
    Accrued expenses                                                                        979                               622
    Deferred revenue                                                                        (76)                              360
    Income taxes payable                                                                      3                              (306)
    Prepaids and other assets                                                               (58)                             (241)

                                                                    -------------------------------------------------------------
Net cash from operating activities                                                        3,958                             2,975
                                                                    -------------------------------------------------------------


Cash flows from investing activities:
  Capital expenditures                                                                   (2,107)                           (2,419)
  Increase in rental and monitoring equipment                                            (1,898)                           (1,432)
  Increase in capitalized software                                                         (300)                             (598)
  Investment in Intangibles                                                                (297)                              450

                                                                    -------------------------------------------------------------
Net cash used in investing activities                                                    (4,602)                           (3,999)
                                                                    -------------------------------------------------------------


Cash flows from financing activities:
  Payments on capital lease obligation                                                      (59)                              (31)
  Proceeds from issuance of common stock                                                    368                               229

                                                                    -------------------------------------------------------------
Net cash from (used in) financing activities                                                309                               198
                                                                    -------------------------------------------------------------

Net change in cash and cash equivalents                                                    (335)                             (826)

Cash and cash equivalents at beginning of period                                          1,146                             1,694
                                                                    -------------------------------------------------------------



Cash and cash equivalents at end of period                          $                     811         $                       868
                                                                    =========================         ===========================



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

   There is an additional legal proceeding by a customer alleging non-performance on a Jail Management System contract. The customer is seeking $675,000 in damages. The company and the customer are currently negotiating a mutually agreeable plan to assure a settlement of this action.

   The Company is also involved in five additional legal proceedings; one alleging negligence in manufacturing and general negligence, one alleging malfunction in equipment, another alleging negligence and misrepresentation resulting in a wrongful death, the fourth alleging negligence under product liability, and the last suit alleges wrongful death from general negligence. One of the claimants seeks damages in excess of $150,000, another seeks damages of $3,000,000, a third seeks damages of $3,977,500, the fourth seeks $250 million in damages, and the last seeks damages in excess of $100,000.

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



                                   Three Months Ended                      Three Months Ended
                                   December 31, 1998                       December 31, 1997
                             -------------------------------        -----------------------------------
                               EM     CCS    CIS   Total                EM     CCS    CIS   Total
                             -------------------------------        -----------------------------------
Revenue                        (unaudited, in thousands)                (unaudited, in thousands)
 Recurring Revenue
   Service & Monitoring       8,154   5,365     84    13,603           6,643    4,011      41    10,695
   Rental                       161                      161             129                        129
 Direct Sales                 3,484          1,092     4,576           3,101              979     4,080
Other Income                     38                       38              38                         38
                             -------------------------------        -----------------------------------
Total Revenue                11,837   5,365  1,176    18,378           9,911    4,011   1,020    14,942

Gross Profit                  6,651   2,258    122     9,031           5,522    1,547     364     7,433
 Gross Profit %                56.2%   42.1%  10.4%     49.1%           55.7%    38.6%   35.7%     49.7%

                                     Six Months Ended                          Six Months Ended
                                    December 31, 1998                         December 31, 1997
                             --------------------------------        -----------------------------------
                              EM       CCS     CIS     Total          EM        CCS      CIS      Total
                             --------------------------------        -----------------------------------
Revenue                         (unaudited, in thousands)                 (unaudited, in thousands)
 Recurring Revenue
   Service & Monitoring       16,053   10,432    146   26,631         12,754    7,892       86    20,732
   Rental                        268                      268            389                         389
 Direct Sales                  6,103           1,843    7,946          7,093             1,506     8,599
 Other Income                     68                       68             89                          89
                             --------------------------------        -----------------------------------
Total Revenue                  22,492  10,432  1,989   34,913         20,325    7,892    1,592    29,809

Gross Profit (Loss)            12,911   4,334    (38)  17,207         11,344    3,031      463    14,838
 Gross Profit %                  57.4%   41.5%  (1.9%)   49.3%          55.8%    38.4%    29.1%     49.8%

THE THREE-MONTH PERIOD ENDED DECEMBER 31, 1998 (FISCAL 1999), COMPARED TO THE THREE-MONTH PERIOD ENDED DECEMBER 31, 1997 (FISCAL 1998):



Revenue



     Total revenue for the three months ended December 31, 1998 increased 23.0% to $18,378,000 compared to $14,942,000 in the corresponding period a year ago. The Company is continuing to expand recurring revenue which includes service, monitoring and rental income although there can be no assurances that the Company will be successful in continuing this expansion. These revenue sources, which are generated within all three business units increased 27.2% in fiscal 1999 compared to fiscal 1998. Recurring revenue increased to $13,764,000 or 74.9% of total revenue in fiscal 1999 from $10,824,000 or 72.4% of total revenue in fiscal 1998. All three business units reported recurring revenue increases for fiscal 1999 as compared to fiscal 1998.

     The EM business unit revenue increased to $11,837,000 for the three months ended December 31, 1998 compared to $9,911,000 in the corresponding period a year ago. Some government agencies purchase equipment and run their own monitoring programs, others elect to utilize both monitoring equipment and services offered by the Company, while other agencies purchase equipment from the Company and then contract with the Company for the service portion of the monitoring. Recurring revenue which is comprised of electronic monitoring and rental income increased 22.8% to $8,315,000 in fiscal 1999 from $6,772,000 in fiscal 1998. This increase in recurring revenue relates to the continuing trend of government agencies to contract for electronic monitoring rather than purchasing equipment. Direct sales revenue increased to $3,484,000 in fiscal 1999 from $3,101,000 in fiscal 1998.

     The CCS business unit recurring revenue increased $1,354,000 or 33.8% to $5,365,000 in fiscal 1999 compared to $4,011,000 in fiscal 1998. CCS provides community correctional supervision and services in 12 states through its 82 correctional service centers. The Company currently provides services for approximately 39,000 offenders. The Company intends to continue to broaden the services provided to the offender and anticipates continued revenue growth in this business unit for fiscal year 1999.

     The CIS business unit increased revenue by 15.3% to $1,176,000 in fiscal 1999 compared to $1,020,000 in fiscal 1998. Direct sales revenue associated with the Institutional Management System (IMS) applications software product increased to $1,092,000 in fiscal 1999 from $979,000 in fiscal 1998. The CIS business unit has contracts lasting from one month to approximately twenty four months in duration. This increase in revenue is a direct result of the increase in new contracts awarded which is reflected in the $6,116,000 of backlog as of the end of the current period. On August 25, 1998, the Company announced that it has engaged an investment banker to attempt to sell the CIS business unit.


Gross Profit


     Total gross profit as a percentage of total revenue for the three months ended December 31, 1998 and December 31, 1997 was consistent at approximately 49%. Gross profit for fiscal 1999 was $9,031,000 compared to $7,433,000 in the corresponding period a year ago.

     The EM business unit increased its total gross profit to 56.2% or $6,651,000 in fiscal 1999 compared to 55.7% or $5,522,000 in fiscal 1998. This percentage increase was due to an improvement in gross profits on direct sales revenue. Direct sales gross profit increased as a result of manufacturing cost improvements and favorable production variances during fiscal 1999. EM recurring revenue gross profit remained constant at approximately 56% in fiscal 1999 and fiscal 1998.

     The CCS business unit increased its gross profit to 42.1% for fiscal 1999 compared to 38.6% in fiscal 1998. The 1999 increase was due to cost reductions and operating efficiency improvements throughout the 82 correctional service centers. Probation and day reporting services require relatively high direct labor costs which are recognized as direct costs of sales which reduce gross profit compared to EM gross profit.

     The CIS business unit decreased its gross profit to 10.4% in fiscal 1999 compared to 35.7% in fiscal 1998. This decrease in fiscal 1999 is primarily a result of additional amortization expense associated with the recent general release of phase two of the Company's IMS product, revisions in estimated recoverability of certain contract costs and in estimated future contract costs.


Selling, General and Administrative (S,G&A)


     S,G&A expenses for the three months ended December 31, 1998 increased by $837,000 to $5,151,000 compared to $4,314,000 in the corresponding period a year ago. S,G&A expense as a percentage of total revenue decreased to 28.0% in fiscal 1999 compared to 28.9% in fiscal 1998.

     The EM business unit increased its S,G&A expenses by $507,000 in fiscal 1999 resulting in expenses of 29.0% of EM revenue in fiscal 1999 compared to 29.5% in fiscal 1998. This increase is related to additional marketing expenses associated with continuing market expansion activities throughout fiscal year 1999, as well as increases in product management and international marketing expenditures related to growth of new and existing customer sites.

     The CCS business unit increased its S,G&A expenses by $270,000 to $1,375,000 in fiscal 1999 compared to $1,105,000 in fiscal 1998, although it decreased its S,G&A expenses as a percentage of CCS revenue to 25.6% in fiscal 1999 from 27.5% in fiscal 1998. The increase in expenses is related to investments in infrastructure and staffing to support the growth of the business unit.

     The CIS business unit increased its S,G&A expenses by $60,000 to $344,000 or 29.3% of revenue in fiscal 1999 as compared to $284,000 or 27.8% of revenue in fiscal 1999. These expenses are associated with infrastructure costs necessary to manage deployment and implementation of existing contracts.



Provision for Doubtful Accounts


     The provision for doubtful accounts was $498,000 or 2.7% of total revenue in fiscal 1999 compared to $591,000 or 4.0% of total revenue in fiscal 1998. The provision relates largely to the Company's CCS business unit. Probation service revenue is 100% paid by the offender and carries an increased risk of default. Day reporting revenue for fiscal 1999 was 23.7% paid by the offender and the remaining paid by government agencies. The Company has initiated collection activities that have improved its collection results. The Company accrued approximately 8% of CCS revenue to allowance for doubtful accounts during 1999 compared to approximately 14% in fiscal 1998. The Company is implementing additional collection procedures to reduce payment defaults within the CCS business unit. The Company believes the industry average payment default associated with similar for-profit companies is approximately 20%. The EM business unit accrued approximately 1% of EM revenue to allowance for doubtful accounts in both fiscal 1999 and 1998.


Amortization and Depreciation (A&D)


     A&D expenses increased by $67,000 to $877,000 or 4.8% of revenue in fiscal 1999 from $810,000 or 5.4% of revenue in fiscal 1998. The increase was due to additions to property, plant and equipment.

Research and Development Expenses (R&D)


     R&D expenses increased by $29,000 to $818,000 in fiscal 1999 from $789,000 in fiscal 1998. The Company's R&D expenditures were largely related to EM business unit expenses associated with internal software development efforts for improved automation to the Company's electronic monitoring centers, and the evaluation and development of next generation electronic monitoring products. The Company expects to continue expenditures for improvements to the monitoring operations and development of future home arrest products throughout fiscal year 1999. As a percentage of EM revenue EM business unit R&D expense was 5.2% in fiscal 1999 compared to 6.6% in fiscal 1998.


Net Income and Income Taxes


     The Company recorded income tax expense of $734,000 and $395,000 for the three months ended December 31, 1999 and 1998 respectively, which differs from the statutory rate largely as a result of state income taxes and non-deductible goodwill amortization expense.

     For the three months ended December 31, 1999, the Company had net income of $953,000 or $.12 diluted earnings per share compared to the same period a year ago of $534,000 or $.07 diluted earnings per share. The changes in net income relate primarily to the items discussed above.



THE SIX-MONTH PERIOD ENDED DECEMBER 31, 1998 (FISCAL 1999), COMPARED TO THE SIX-MONTH PERIOD ENDED DECEMBER 31, 1997 (FISCAL 1998):




Revenue



     Total revenue for fiscal 1999 increased 17.1% to $34,913,000 compared to $29,809,000 in fiscal 1998. The Company is continuing to expand recurring revenue which includes service, monitoring and rental income although there can be no assurances that the Company will be successful in continuing this expansion. These revenue sources, which are generated within all three business units increased to $26,899,000 or 77.0% of total revenue in fiscal 1999 from $21,121,000 or 70.9% of total revenue in fiscal 1998. All three business units reported revenue increases for fiscal 1999 as compared to fiscal 1998.

     The EM business unit revenue increased 10.7% to $22,492,000 in fiscal 1999 compared to $20,325,000 in fiscal 1998. Some government agencies purchase equipment and run their own monitoring programs, others elect to utilize both monitoring equipment and services offered by the Company, while other agencies purchase equipment from the Company and then contract with the Company for the service portion of the monitoring. Recurring revenue which is comprised of electronic monitoring and rental income increased 24.2% to $16,321,000 in fiscal 1999 from $13,143,000 in fiscal 1998. This increase in recurring revenue relates to the continuing trend of government agencies to contract for electronic monitoring rather than purchasing equipment. Direct sales revenue decreased to $6,103,000 in fiscal 1999 from $7,093,000 in fiscal 1998. This was due to an unusually strong first quarter of fiscal 1998 as a result of a high backlog of orders carried into the year.


     The CCS business unit recurring revenue increased $2,540,000 or 32.2% to $10,432,000 in fiscal 1999 compared to $7,892,000 in fiscal 1998. CCS provides probation and day reporting services in 12 states through its 82 correctional service centers. The Company currently provides services for approximately 39,000 offenders. The Company intends to continue to broaden the services provided to the offender and anticipates continued revenue growth in this business unit for fiscal year 1999.

     The CIS business unit increased revenue by 24.9% to $1,989,000 in fiscal 1999 compared to $1,592,000 in fiscal 1998. Direct sales revenue associated with the Institutional Management System (IMS) applications software product increased to $1,843,000 in fiscal 1999 from $1,506,000 in fiscal 1998. The CIS business unit has contracts lasting from one month to approximately twenty four months in duration. This increase in revenue is a direct result of the increase in new contracts awarded which is reflected in the $6,116,000 of backlog as of the end of the current period.


Gross Profit


     Total gross profit as a percentage of total revenue remained consistent at approximately 49% for fiscal 1999 and fiscal 1998. Gross profit for fiscal 1999 was $17,207,000 compared to $14,838,000 in the corresponding period a year ago.

     The EM business unit increased its total gross profit to 57.4% or $12,911,000 in fiscal 1999 compared to 55.8% or $11,344,000 in fiscal 1998.
This increase was due to a substantial improvement in gross profits on direct sales revenue. Direct sales gross profit increased to 63.6% in fiscal 1999 compared to 55.1% in fiscal 1998 as a result of manufacturing cost improvements and favorable production variances during fiscal 1999. EM recurring revenue gross profit was comparable in both periods at approximately 55%.

     The CCS business unit had a increase in its gross profit to 41.5% for fiscal 1999 compared to 38.4% in fiscal 1998. The 1999 increase was due to cost reductions and operating efficiency improvements throughout the 82 correctional service centers. Probation and day reporting services require relatively high direct labor costs which are recognized as direct costs of sales which reduce gross profit. The Company expects cost reductions and improved operating efficiencies to increase the CCS gross profit percentage over time.

     The CIS business unit decreased its gross profit (loss) to (1.9%) in fiscal 1999 compared to 29.1% in fiscal 1998. This decrease in fiscal 1999 is primarily a result of additional amortization expense associated with the recent general release of phase two of the Company's IMS product, revisions in estimated recoverability of certain contract costs and in estimated future contract costs.


Selling, General and Administrative (S,G&A)


     S,G&A expenses for the fiscal year 1999 increased by $1,320,000 to $10,142,000 compared to $8,822,000 in the corresponding period a year ago.
S,G&A expense as a percentage of total revenue decreased to 29.0% in fiscal 1999 compared to 29.6% in fiscal 1998. The Company expects S,G&A expenses for fiscal 1999 to decrease slightly as a percentage of total revenue as compared to fiscal 1998.

     The EM business unit increased its S,G&A expenses by $825,000 in fiscal 1999, resulting in expenses of 30.0% of EM revenue in fiscal 1999 compared to 29.1% in fiscal 1998. This increase is related to market expansion and diversification, as well as increases in product management and international marketing related to growth of new and existing customer sites. The Company expects to increase marketing expenses associated with continuing market expansion activities throughout fiscal year 1999.

     The CCS business unit increased its S,G&A expenses by $407,000 in fiscal 1999 as a result investments in infrastructure and staffing to support the growth of the business unit. As a result of a significant increase in revenue CCS decreased SG&A expenses as a percentage of revenue, resulting in expenses of 25.8% of revenue in fiscal 1999 compared to 29.0% in fiscal 1998.

     The CIS business unit increased its S,G&A expenses by $88,000 in fiscal 1999 to $698,000 or 35.1% of CIS revenue in fiscal 1999 compared to $610,000 or 38.3% in fiscal 1998. This increase was associated with infrastructure costs necessary to manage deployment and implementation of existing contracts.


Provision for Doubtful Accounts


     The provision for doubtful accounts was $908,000 or 2.6% of total revenue in fiscal 1999 compared to $1,186,000 or 4.0% of total revenue in fiscal 1998. The provision relates largely to the Company's CCS business unit. Probation service revenue is 100% paid by the offender and carries an increased risk of default. Day reporting revenue for fiscal 1999 was 23.7% paid by the offender and the remaining paid by government agencies. The Company has initiated collection activities that have improved its collection results. The Company accrued approximately 7% of CCS revenue to allowance for doubtful accounts during 1999 compared to approximately 14% in 1998. The Company is implementing additional collection procedures to reduce payment defaults within the CCS business unit. The Company believes the industry average payment default associated with similar for-profit companies is approximately 20%. The EM business unit accrued approximately 1% of EM revenue to allowance for doubtful accounts in fiscal 1999 which was consistent with fiscal 1998.


Amortization and Depreciation (A&D)


     A&D expenses increased by $105,000 to $1,716,000 or 4.9% of revenue in fiscal 1999 from $1,611,000 or 5.4% of revenue, in fiscal 1998. The increase was due primarily to additions to property, plant and equipment during fiscal 1999.


Research and Development Expenses (R&D)


     R&D expenses increased $274,000 to $1,818,000 in fiscal 1999 from $1,544,000 in fiscal 1998. The Company's R&D expenditures were largely related to EM business unit expenses associated with software development efforts for improved automation to the Company's electronic monitoring centers, and the evaluation and development of next generation electronic monitoring products. The Company expects to continue expenditures for improvements to the monitoring operations and development of future home arrest products throughout fiscal year 1999. As a percentage of EM revenue EM business unit R&D expense was 6.2% in fiscal 1999 compared to 6.4% in fiscal 1998.


Net Income and Income Taxes


     The Company recorded income tax expense of $1,141,000 and $712,000 for the six months ended December 31, 1999 and 1998 respectively, which differs from the statutory rate largely as a result of state income taxes and non-deductible goodwill amortization expense.

     For the six months ended December 31, 1999 the Company had net income of $1,482,000 or $.19 diluted earnings per share compared to the same period a year ago of $963,000 or $.13 diluted earnings per share. The changes in net income relate primarily to the items discussed above.



LIQUIDITY AND CAPITAL RESOURCES


     For the six months ended December 31, 1998, the Company generated $3,958,000 of cash from operating activities, expended $2,107,000 for capital equipment and leasehold improvements, expended $1,898,000 for equipment associated with rental and monitoring contracts, expended $300,000 for capitalized software and expended $297,000 for license fees and other intangibles. The total of all cash flow activities resulted in a decrease in the balance of cash and cash equivalents of $335,000 for the six months ended December 31, 1998.

     The Company's working capital increased $713,000 to $15,538,000 at December 31, 1998. This increase was primarily the result of increases in accounts receivable as a result of increased sales volume in CCS as well as increases in CIS receivables associated with extended term IMS contracts for application software products and investment in sales-type leases. The Company is emphasizing improved collections and procedures across all business units and expects to reduce its past due receivables throughout fiscal year 1999 as compared to fiscal year 1998. Direct sales customers have increasingly requested and obtained financing through the Company in the form of sales-type leases. Such lease financing carries a low risk of default and is at favorable interest rates to the Company.

     The Company has an available $5,000,000 line of credit with Bank One, Boulder, Colorado which expires in October 1999. No amounts were drawn against this line at December 31, 1998. Subsequent to the quarter end transaction timing has resulted in a temporary need for external financing and the Company has drawn $600,000 on the line of credit to cover short-term operating needs.

     Working capital may be obtained by financing certain operating and sales-type leases under recourse and non-recourse borrowing arrangements. These borrowings would be collateralized with a security interest in the leased equipment. At December 31, 1998, the Company had unfunded leases in the amount of $7,611,000 which could be used as collateral for future borrowing arrangements.

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

     The Company has been addressing Year 2000 issues throughout fiscal year 1998 and the first and second quarters of fiscal 1999 and has modified or is in the process of modifying any products or services that are affected by Year 2000 issues. Some older products or services have "end of life" programs in place. The Company has a formal comprehensive Year 2000 readiness plan in place and under the oversight of its executive management. The Company estimates that approximately $200,000 of costs have been incurred and expensed during the twelve months of fiscal year 1998 and the six months of fiscal 1999 related to addressing Year 2000 events. It is estimated that another $400,000 to $500,000 of costs will be incurred prior to calendar year end 1999. The Company continually reviews this estimate and will adjust its expected costs as new information is obtained. Approximately two-thirds of this amount will be related to fixed asset additions for new computer related equipment. The remaining one-third will be expensed as incurred.

     The Company's greatest risk for a material disruption in services lies in a potential disruption of telecommunication services due to an external telecommunication service provider's failure to be Year 2000 compliant and the resulting impact upon the Company's monitoring services. The Company has contacted and is in the process of obtaining assurances from its telecommunications providers, including MCI, AT&T, WorldCom, Sprint, US West and Ameritech that their networks are or will be Year 2000 compliant. The Company expects to complete this process by mid year 1999. BI has a redundant monitoring system that would allow the eastern monitoring center to process alerts if for any reason the western monitoring center was to go down, or vice versa. In addition, the Company has backup telecommunication provider connectivity if for any reason the primary carrier has a disruption in service.

     The Company has been in the process throughout the twelve months of fiscal year 1998 and the six months of fiscal 1999 of evaluating and replacing, where needed, its internal business and business unit operating computer systems. These replacements were required to meet current and future needs of the business as well as to reduce various administrative and operating functions. The new systems are expected to be Year 2000 capable and are scheduled for deployment in fiscal year 1999. The systems have been or will be externally verified and tested to be Year 2000 compliant. During January 1999 the Company successfully deployed and implemented a new company wide Enterprise Resource Planning (ERP) system that is Year 2000 capable.

     The Company believes that based upon changes and modifications already made and those that are currently planned for implementation throughout calendar year 1999 the impact of Year 2000 issues are not expected be material. However, to the extent the Company or third parties on which it relies do not timely achieve Year 2000 readiness, the Company's results of operations may be adversely affected.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934 THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                 BI Incorporated


Date  January 27, 1999                By   /s/ David J. Hunter
     ---------------------               ------------------------------
                                      David J. Hunter
                                      President and Chief Executive Officer

                                         /s/ Jacqueline A. Chamberlin
                                      ---------------------------------
                                      Jacqueline A. Chamberlin
                                      Chief Financial Officer