Form 10-Q
period 1999-03-31
BI INC
filed 1999-05-12
CIK 716629

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 1999
                                 --------------
   OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

  For the transition period from                  to
                                 -----------------  -------------------

  Commission file number 0-12410
                         -------
                                BI Incorporated
                          ---------------------------
                (Exact name of issuer as specified in charter)

          Colorado                                     84-0769926
      ----------------                               --------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of no par value common stock outstanding at May 10, 1999 was 7,775,900.

                                BI INCORPORATED
                                     Index
                                     -----


Part I - Financial Information:                                         Page No.
Item 1 - Consolidated Financial Statements

     Consolidated Balance Sheet                                               2
     at March 31, 1999 and June 30, 1998

     Consolidated Statement of Operations
     for the three and nine month periods ended March 31, 1999 and 1998       3

     Consolidated Statement of Cash Flows
     for the nine months ended March 31, 1999 and 1998                        4

     Notes to Consolidated Financial Statements                             5-6

Item 2 - Management's Discussion and Analysis
         of Financial Condition and Results of Operations          7 through 16

Signatures                                                                   17

Part II - Other Information:

Item 1 - Legal Proceedings: Incorporated by reference to Note 4 to Consolidated Financial Statements in Part I.

                                BI INCORPORATED
                          CONSOLIDATED BALANCE SHEET
                           (in thousands, unaudited)


                                                                        March 31,                        June 30,
                                                                           1999                            1998
                                                                  -----------------------         -----------------------
ASSETS
Current assets
  Cash and cash equivalents                                                           $0                          $1,146
  Receivables, net                                                                13,223                          10,603
  Costs and estimated earnings in excess
        of billings on uncompleted contracts                                           0                           1,585
  Investment in sales-type leases, net                                             4,309                           4,337
  Inventories, net                                                                 3,925                           3,393
  Deferred income taxes                                                            1,818                             751
  Prepaid expenses                                                                 1,158                             866
  Assets held for sale, net                                                        1,707                               0
                                                                  -----------------------         -----------------------
    Total current assets                                                          26,140                          22,681

Investment in sales-type leases, net                                               3,434                           3,529
Rental and monitoring equipment, net                                               5,861                           4,872
Property and equipment, net                                                       14,138                          13,250
Software, net                                                                        776                           2,282
Intangibles, net                                                                  12,286                          12,213
Other assets                                                                       3,260                           3,162
                                                                  -----------------------         -----------------------

                                                                                 $65,895                         $61,989
                                                                  =======================         =======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                                $3,774                          $3,163
  Accrued compensation and benefits                                                2,812                           1,940
  Deferred revenue                                                                 1,587                           1,647
  Notes payable                                                                    2,311                               0
  Other liabilities                                                                  940                           1,106
                                                                  -----------------------         -----------------------
    Total current liabilities                                                     11,424                           7,856
                                                                  -----------------------         -----------------------
Capital lease obligation                                                           6,764                           6,897
Deferred revenue                                                                   2,256                           2,329

Stockholders' equity
  Common stock, no par value, 75,000 shares authorized;
    7,774 shares issued and outstanding March 31, 1999 and
    7,640 shares issued and outstanding June 30, 1998                             34,813                          34,076
  Retained earnings                                                               10,638                          10,831
                                                                  -----------------------         -----------------------
    Total stockholders' equity                                                    45,451                          44,907
                                                                  -----------------------         -----------------------

                                                                                 $65,895                         $61,989
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

                                BI INCORPORATED
                     CONSOLIDATED STATEMENT OF OPERATIONS
              (in thousands except per share amounts, unaudited)



                                                             For the three months                      For the nine months
                                                               ended March 31,                            ended March 31,
                                                       ----------------------------------------------------------------------------
                                                             1999                1998                 1999               1998
                                                      ----------------------------------------------------------------------------
Revenue
  Service and monitoring income                                $14,515             $10,992              $41,145            $31,724
  Rental income                                                    250                 207                  518                596
  Direct sales                                                   3,768               3,887               11,715             12,486
  Other income                                                      15                  39                   83                128
                                                       ----------------     ---------------      ---------------    ---------------
    Total revenue                                               18,548              15,125               53,461             44,934
                                                       ----------------     ---------------      ---------------    ---------------

Costs and expenses
  Cost of service and monitoring income                          7,498               5,736               20,939             16,347
  Cost of rental income                                            203                  53                  379                160
  Cost of direct sales                                           2,304               1,648                6,399              5,901
  Selling, general and administrative expenses                   5,003               4,462               15,139             13,131
  Provision for doubtful accounts                                  429                 324                1,337              1,510
  Amortization and depreciation                                  1,034                 885                2,750              2,496
  Research and development expenses                                954                 700                2,772              2,398
  Asset Imparement Charge                                        4,125                   0                4,125                  0
                                                       ----------------     ---------------      ---------------    ---------------
    Total costs and expenses                                    21,550              13,808               53,840             41,943
                                                       ----------------     ---------------      ---------------    ---------------

Income before income taxes                                      (3,002)              1,317                 (379)             2,991
Income tax provision (benefit)                                   1,327                (586)                 186             (1,297)
                                                       ================     ===============      ===============    ===============
Net income  (loss)                                             ($1,675)               $731                ($193)            $1,694
                                                       ================     ===============      ===============    ===============


Basic earnings (loss) per share                                 ($0.22)              $0.10               ($0.03)             $0.23
                                                       ================     ===============      ===============    ===============

Weighted average number of common shares outstanding             7,740               7,541                7,687              7,468
                                                       ================     ===============      ===============    ===============


Diluted earnings (loss) per share                               ($0.22)              $0.09               ($0.03)            $0.22
                                                       ================     ===============      ===============    ==============

Weighted average number of common and common equivelent
shares outstanding                                               7,740               8,034                7,687             7,761
                                                       ================     ===============      ===============    ==============

                    The accompanying notes are an integral
               part of these consolidated financial statements.

                                BI INCORPORATED
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                           (in thousands, unaudited)




                                                                         For the nine months
                                                                           ended March 31,
                                                      -----------------------------------------------------------
                                                                          1999                              1998
                                                      -----------------------------------------------------------

Cash flows from operating activities:
  Net income                                                             ($193)                           $1,694

  Adjustments to reconcile net income
   to net cash from operating activities:
    Amortization and depreciation                                        5,344                             4,954
    Provision for doubtful accounts                                      1,337                             1,510
    Asset impairment charge                                              4,125                                 0

  Changes in assets and liabilities:
    Receivables                                                         (4,541)                           (2,294)
    Costs and estimated earnings in excess
         of billings on uncompleted contracts                           (1,585)                             (869)
    Investment in STLs                                                     123                            (1,259)
    Inventories, net                                                      (532)                              410
    Prepaids and other assets                                           (1,757)                             (567)
    Accounts payable                                                       611                                87
    Accrued expenses                                                       794                               741
    Deferred revenue                                                       371                               368
    Other liabilities                                                     (203)                              167
                                                      -----------------------------------------------------------
Net cash from operating activities                                       3,894                             4,942
                                                      -----------------------------------------------------------

Cash flows from investing activities:
  Capital expenditures                                                  (3,597)                           (3,575)
  Increase in rental and monitoring equipment                           (3,302)                           (2,282)
  Increase in capitalized software                                        (544)                             (625)
  Investment in Intangibles                                               (438)                              450
                                                      -----------------------------------------------------------
Net cash used in investing activities                                   (7,881)                           (6,032)
                                                      -----------------------------------------------------------

Cash flows from financing activities:
  Payments on capital lease obligation                                     (96)                              (56)
  Proceeds from issuance of common stock                                   737                             1,153
  Bank Line of Credit                                                    2,200                                 0
                                                      -----------------------------------------------------------
Net cash from financing activities                                       2,841                             1,097
                                                      -----------------------------------------------------------

Net change in cash and cash equivalents                                 (1,146)                                7

Cash and cash equivalents at beginning of period                         1,146                             1,694
                                                      -----------------------------------------------------------

Cash and cash equivalents at end of period                                  $0                            $1,701
                                                      =========================         =========================

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

Note 3 - Net Income per Common and Equivalent Share
---------------------------------------------------

     The Company adopted SFAS No. 128, "Earnings per Share" during the three month period ended December 31, 1997. This pronouncement establishes new standards for computing and presenting EPS on a basis that is more comparable to international standards and provides for the presentation of basic and diluted EPS, replacing the previously reported primary and fully-diluted EPS. The basic EPS has been computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted EPS has been computed by dividing net income by the weighted average common and common equivalent shares outstanding during each period using the treasury stock method. Common equivalent shares are excluded from the EPS calculation when the inclusion of common equivalent shares is anti-dilutive. The difference between the Basic and Diluted weighted average shares is due to common stock equivalent shares resulting from outstanding stock options. Prior periods' EPS have been restated to conform with the new statement.

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

     There is an additional legal proceeding with one of the Company's vendors alleging wrongful termination of a contract. The vendor is seeking approximately $600,000 in damages. The Company and the vendor are currently in arbitration to settle this action.

     The Company is also involved in four additional legal proceedings; one alleging malfunction in equipment, another alleging negligence and misrepresentation resulting in a wrongful death, the third alleging negligence under product liability, and the last suit alleges wrongful death from general negligence. One of the claimants seeks damages of $3,000,000, another seeks damages of $3,977,500, the third seeks $250 million in damages, and the last seeks damages in excess of $100,000.

During the quarter ending March 31, 1999 the Company successfully settled a legal proceeding that had alleged nonperformance on a Jail Management System contract. Also, during the quarter the case alleging negligence in manufacturing and general negligence was dismissed without costs.

     Management believes the Company has adequate legal defenses and/or insurance coverage against all claims and intends to defend itself vigorously against them. There can be no assurances however, that any individual case will result in an outcome favorable to the Company. In the event of any adverse outcome, neither the amount nor the likelihood of any potential liability which might result is reasonably estimable. The Company currently believes that the amount of the ultimate potential loss would not be material to the Company's consolidated financial position or results of operations. However, an adverse future outcome in any individual case, including legal defense costs, could have a material adverse effect on the Company's reported consolidated results of operations in a particular quarter.

Note 5 - Asset Impairment
-------------------------

During March 1999, the Company entered into a letter of intent to sell the assets of its CIS business unit. Based on management's assessment of the net realizable value of the CIS business unit assets, with consideration of the terms of the proposed sale included in the letter of intent, the Company recorded an asset impairment charge of $4,125,000 in the quarter ended March 31, 1999. The disposal of the CIS business unit assets is expected to occur in May 1999. The $1,707,000 carrying value of the CIS business unit assets reflected in the accompanying consolidated balance sheet as assets held for resale, reflects the adjustment for the impairment charge which includes estimated costs of disposal, consist of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, prepaid expenses, property and equipment, and software.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain information in "Management's Discussion and Analysis" and other statements periodically reported by the Company contain forward-looking statements that involve risks and uncertainties. Management believes that its expectations are based on reasonable assumptions. However, no assurances can be given that its goals will be achieved. It should be noted that the earnings history of the Company has not been consistent year to year. Factors that could cause actual results to differ materially include, but are not limited to: fluctuations due to timing of award of government contracts; pricing pressures; liability in excess of insurance coverage; changes in federal, state and local regulations; new product introductions by competitors or unexpected delays of new product introductions by the Company; raw material availability; changes in telecommunications regulations or technologies; the inability of the Company or others upon which it depends to adequately address and correct problems resulting from the "Year 2000" issue; or the loss of a material contract through lack of appropriation or otherwise.



Results of Operations
---------------------

The following table provides a breakdown of selected results by Business Unit. The Company's Business Units consist of Electronic Monitoring (EM), Community Correctional Services (CCS) and Corrections Information Systems (CIS).


                                                        Three Months Ended                           Three Months Ended
                                                          March 31, 1999                                March 31, 1998
                                          --------------------------------------------------------------------------------------
                                                 EM         CCS       CIS      Total          EM         CCS      CIS     Total
                                          --------------------------------------------------------------------------------------
Revenue                                              (unaudited, in thousands)                     (unaudited, in thousands)
  Recurring Revenue
     Service & Monitoring                         8,513     5,930       72    14,515           6,837    4,109       46    10,992
     Rental                                         250                          250             207                         207
  Direct Sales                                    2,834                934     3,768           3,096               791     3,887
  Other Income                                       15                           15              39                          39
                                          --------------------------------------------------------------------------------------
Total Revenue                                    11,612     5,930    1,006    18,548          10,179    4,109      837    15,125

Gross Profit (Loss)                               6,304     2,475     (236)    8,543           5,892    1,480      316     7,688
   Gross Profit (Loss) %                           54.3%     41.7%   (23.5%)    46.1%           57.9%    36.0%    37.8%     50.8%

Selling, General & Administrative                 3,187     1,361      455     5,003           3,040    1,091      331     4,462
Provision For Doubtful Accounts                      70       359        0       429             (19)     343        0       324
Amortization & Depreciation                         753       253       28     1,034             640      210       35       885
Research & Development                              583         0      371       954             575        0      125       700
Asset Impairment Charge                               0         0    4,125     4,125               0        0        0         0

Income (Loss) Before Income Taxes                 1,711       502   (5,215)   (3,002)          1,656     (164)    (175)    1,317



                                                        Nine Months Ended                             Nine Months Ended
                                                          March 31, 1999                                March 31, 1998
                                          --------------------------------------------------------------------------------------
                                                EM          CCS      CIS      Total          EM         CCS      CIS      Total
                                          --------------------------------------------------------------------------------------
Revenue                                               (unaudited, in thousands)                    (unaudited, in thousands)
  Recurring Revenue
     Service & Monitoring                        24,566    16,361      218    41,145          19,590   12,002      132    31,724
     Rental                                         518                          518             596                         596
  Direct Sales                                    8,937              2,778    11,715          10,189             2,297    12,486
  Other Income                                       83                           83             128                         128
                                          --------------------------------------------------------------------------------------
Total Revenue                                    34,104    16,361    2,996    53,461          30,503   12,002    2,429    44,934

Gross Profit (Loss)                              19,215     6,803     (274)   25,744          17,235    4,512      779    22,526
   Gross Profit (Loss) %                           56.3%     41.6%    (9.1%)    48.2%           56.5%    37.6%    32.1%     50.1%

Selling, General & Administrative                 9,937     4,050    1,152    15,139           8,854    3,381      896    13,131
Provision For Doubtful Accounts                     209     1,128        0     1,337             103    1,407        0     1,510
Amortization & Depreciation                       1,958       702       90     2,750           1,777      609      110     2,496
Research & Development                            1,977         0      795     2,772           1,988        0      410     2,398
Asset Impairment Charge                               0         0    4,125     4,125               0        0        0         0

Income (Loss) Before Income Taxes                 5,134       923   (6,436)     (379)          4,513     (885)    (637)    2,991


The three-month period ended March 31, 1999 (fiscal 1999), compared to the three-month period ended March 31, 1998 (fiscal 1998):



Revenue


     Total revenue for the three months ended March 31, 1999, increased 22.6% to $18,548,000, compared to $15,125,000 in the corresponding period a year ago.
The Company is continuing to expand recurring revenue which includes service, monitoring and rental income, although there can be no assurances that the Company will be successful in continuing this expansion. These revenue sources, which are generated within all three business units, increased 31.8% in fiscal 1999 compared to fiscal 1998. Recurring revenue increased to $14,765,000 or 79.6% of total revenue, in fiscal 1999 from $11,199,000, or 74.0% of total revenue, in fiscal 1998. All three business units reported recurring revenue increases for fiscal 1999 as compared to fiscal 1998.

     The EM business unit revenue increased 14.1% to $11,612,000 for the three months ended March 31, 1999 compared to $10,179,000 in the corresponding period a year ago. Some government agencies purchase equipment and run their own monitoring programs, others elect to utilize both monitoring equipment and services offered by the Company, while other agencies purchase equipment from the Company and then contract with the Company for the service portion of the monitoring. Recurring revenue, which is comprised of electronic monitoring and rental income, increased 24.4% to $8,763,000 in fiscal 1999 from $7,044,000 in fiscal 1998. This increase in recurring revenue relates to the continuing trend of government agencies to contract for electronic monitoring rather than purchasing equipment. Direct sales revenue decreased to $2,834,000 in fiscal 1999 from $3,096,000 in fiscal 1998.

     The CCS business unit recurring revenue increased 44.3% to $5,930,000 in fiscal 1999, compared to $4,109,000 in fiscal 1998. CCS provides community correctional supervision and services in 13 states through its 82 correctional service centers. The Company currently provides services for approximately 40,000 offenders. The Company intends to continue to broaden the services provided to the offender and anticipates continued revenue growth in this business unit for fiscal year 1999.

     The CIS business unit revenue increased 20.2% to $1,006,000 in fiscal 1999, compared to $837,000 in fiscal 1998. Direct sales revenue associated with the Institutional Management System (IMS) applications software product increased to $934,000 in fiscal 1999 from $791,000 in fiscal 1998. The CIS business unit has contracts lasting from one month to approximately twenty four months in duration. During March 1999, the Company entered into a letter of intent to sell the assets of its CIS business unit. See note 5 of Notes To Consolidated Financial Statements.


Gross Profit


     Total Gross profit for the three months ended March 31, 1999 increased to $8,543,000, compared to $7,688,000 in the corresponding period a year ago. Total gross profit as a percentage of total revenue, declined to 46.1% as compared to 50.8% for fiscal 1998

     Gross profit for the EM business unit increased to $6,304,000, in fiscal 1999 compared to $5,892,000, in fiscal 1998. Gross profit as a percentage of revenue, decreased to 54.3% as compared to 57.9% in the corresponding period a year ago. This percentage decrease was due to a current period decline in gross profit in both recurring and direct sales revenue as compared to the same period a year ago. Temporary additional start up costs associated with the deployment of the Company's next generation monitoring software (Guard Ware) along with increased installation labor costs decreased recurring revenue gross profits to 53% in fiscal 1999 from 56% in fiscal 1998. The Company's expectations are that full deployment of Guard Ware will reduce monitoring operating costs over time. Direct sales gross profit for fiscal 1999 was 58% compared to 62% in fiscal 1998. The fiscal 1998 margins were unusually high due to positive manufacturing variances and relatively favorable pricing on some specific contracts.


     Gross profit for the CCS business unit increased to $2,475,000, in fiscal 1999 compared to $1,480,000, in fiscal 1998. Gross profit as a percentage of revenue, increased to 41.7% as compared to 36.0% in the corresponding period a year ago. The 1999 percentage increase was due to cost reductions and operating efficiency improvements throughout the 82 correctional service centers. Probation and day reporting services require relatively high direct labor costs which are recognized as direct costs of sales which reduce gross profit compared to EM gross profit.

     Gross profit for the CIS business unit decreased to a loss of ($236,000), in fiscal 1999 compared to profit of 316,000, in fiscal 1998. Gross profit as a percentage of revenue, decreased to a loss of (23.5%) as compared to a profit of 37.8% in the corresponding period a year ago. This decrease in fiscal 1999 is primarily a result of additional amortization expense associated with the recent general release of phase two of the Company's IMS product, revisions in estimated recoverability of certain contract costs and in estimated future contract costs.

Selling, General and Administrative (S,G&A)

     S,G&A expenses for the three months ended March 31, 1999 increased by $541,000 to $5,003,000 compared to $4,462,000 in the corresponding period a year ago. S,G&A expense as a percentage of total revenue decreased to 27.0% in fiscal 1999 compared to 29.5% in fiscal 1998.

     S,G&A expenses for the EM business unit increased to $3,187,000 in fiscal 1999 compared to $3,040,000 in fiscal 1998. This increase is related to additional marketing expenses associated with continuing market expansion activities throughout fiscal year 1999, as well as increases in product management and international marketing expenditures related to growth of new and existing customer sites. As a percentage of revenue S,G&A expenses decreased to 27.4% in fiscal 1999 compared to 29.9% in fiscal 1998.

     S,G&A expenses for the CCS business unit increased to $1,361,000 in fiscal 1999 compared to $1,091,000 in fiscal 1998. The increase in expenses is related to investments in infrastructure and staffing to support the growth of the business unit. As a percentage of revenue S,G&A expenses decreased to 23.0% in fiscal 1999 from 26.6% in fiscal 1998.

     S,G&A expenses for the CIS business unit increased to $455,000 in fiscal 1999 compared to $331,000 in fiscal 1998. The increase in expenses are associated with infrastructure costs necessary to manage deployment and implementation of existing contracts. As a percentage of revenue S,G&A expenses increased to 45.2% in fiscal 1999 as compared to 39.5% of revenue, in fiscal 1998.


Provision for Doubtful Accounts


     The provision for doubtful accounts was $429,000, or 2.3% of total revenue, in fiscal 1999 compared to $324,000, or 2.1% of total revenue, in fiscal 1998. The provision relates largely to the Company's CCS business unit. Probation service revenue is 100% paid by the offender and carries an increased risk of default. Day reporting revenue for fiscal 1999 was 16.7% paid by the offender and the remaining paid by government agencies. The Company has initiated collection activities that have improved its collection results. The Company recorded an allowance of 6% of CCS revenue for doubtful accounts during 1999 compared to approximately 8% in fiscal 1998. The Company is implementing additional collection procedures to reduce payment defaults within the CCS business unit.


Amortization and Depreciation (A&D)


     A&D expenses increased by $149,000 to $1,034,000, or 5.6% of revenue, in fiscal 1999 from $885,000, or 5.9% of revenue, in fiscal 1998. The increase was due to additions to property, plant and equipment.


Research and Development Expenses (R&D)


     R&D expenses increased by $254,000 to $954,000 in fiscal 1999 from $700,000 in fiscal 1998. The Company's R&D expenditures were largely related to EM business unit expenses associated with internal software development efforts for improved automation to the Company's electronic monitoring centers, and the evaluation and development of next generation electronic monitoring products. The Company expects to continue expenditures for improvements to the monitoring operations and development of future home arrest products throughout fiscal year 1999. As a percentage of EM revenue, EM business unit R&D expense was 5.0% in fiscal 1999 compared to 5.6% in fiscal 1998.


Asset Impairment Charge


During March 1999, the Company entered into a letter of intent to sell the assets of its CIS business unit. Based on management's assessment of the net realizable value of the CIS business unit assets, with consideration of the terms of the proposed sale included in the letter of intent, the Company recorded an asset impairment charge of $4,125,000 in the quarter ended March 31, 1999. The disposal of the CIS business unit assets is expected to occur in May 1999. The $1,707,000 carrying value of the CIS business unit assets reflected in the accompanying consolidated balance sheet as assets held for resale, reflects the adjustment for the impairment charge which includes estimated costs of disposal, consist of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, prepaid expenses, property and equipment, and software.

Net Income (Loss) and Income Taxes


     The Company recorded income tax expense (benefit) of $(1,327,000) and $586,000 for the three months ended March 31, 1999 and 1998 respectively. The tax benefit for fiscal 1999 was the result of $(1,568,000) of tax benefit derived from the loss related to the CIS Asset Impairment Charge. In addition, the Company's income tax expense differs from the statutory rate largely as a result of state income taxes and non-deductible goodwill amortization expense.

     For the three months ended March 31, 1999 , the Company had a net loss of $(1,675,000), or $(.22) diluted earnings per share compared to net income of $731,000, or $.09 diluted earnings per share for the same period a year ago. The changes in net income relate primarily to the items discussed above.



The nine-month period ended March 31, 1999 (fiscal 1999), compared to the nine-month period ended March 31, 1998 (fiscal 1998):


Revenue


     Total revenue for fiscal 1999 increased 19.0% to $53,461,000 compared to $44,934,000 in fiscal 1998. The Company is continuing to expand recurring revenue which includes service, monitoring and rental income although there can be no assurances that the Company will be successful in continuing this expansion. These revenue sources, which are generated within all three business units, increased to $41,663,000, or 77.9% of total revenue, in fiscal 1999 from $32,320,000, or 71.9% of total revenue, in fiscal 1998. All three business units reported revenue increases for fiscal 1999 as compared to fiscal 1998.

     The EM business unit revenue increased 11.8% to $34,104,000 in fiscal 1999 compared to $30,503,000 in fiscal 1998. Some government agencies purchase equipment and run their own monitoring programs, others elect to utilize both monitoring equipment and services offered by the Company, while other agencies purchase equipment from the Company and then contract with the Company for the service portion of the monitoring. Recurring revenue, which is comprised of electronic monitoring and rental income, increased 24.3% to $25,084,000 in fiscal 1999 from $20,186,000 in fiscal 1998. This increase in recurring revenue relates to the continuing trend of government agencies to contract for electronic monitoring rather than purchasing equipment. Direct sales revenue decreased to $8,937,000 in fiscal 1999 from $10,189,000 in fiscal 1998. This was due to an unusually strong first quarter of fiscal 1998 as a result of a high backlog of orders carried into the year.

     The CCS business unit recurring revenue increased $4,359,000, or 36.3%, to $16,361,000 in fiscal 1999 compared to $12,002,000 in fiscal 1998. CCS provides probation and day reporting services in 13 states through its 82 correctional service centers. The Company currently provides services for approximately 40,000 offenders. The Company intends to continue to broaden the services provided to the offender and anticipates continued revenue growth in this business unit for fiscal year 1999.

     The CIS business unit increased revenue by 23.3% to $2,996,000 in fiscal 1999 compared to $2,429,000 in fiscal 1998. Direct sales revenue associated with the Institutional Management System (IMS) applications software product increased by $481,000 in fiscal 1999 from $2,297,000 in fiscal 1998. The CIS business unit has contracts lasting from one month to approximately twenty four months in duration.


Gross Profit


     Total gross profit for the nine months ended March 31, 1999 increased to $25,744,000 compared to $22,526,000 in the corresponding period a year ago. Total gross profit as a percentage of total revenue decreased to 48.2% in fiscal 1999 compared to 50.1% for fiscal 1998.

     The EM business unit maintained its gross profit percentage at approximately 56% for fiscal 1999 and fiscal 1998. Gross profit for fiscal 1999 was $19,215,000 compared to $17,235,000 in fiscal 1998. Gross profit on recurring revenue decreased to 54% in fiscal 1999 compared to 56% in fiscal 1998. This decline is associated with additional implementation costs in fiscal 1999 on the next generation (Guard Ware) monitoring software and increased installation labor costs as compared to the previous period a year ago. The Company's expectations are that full deployment of Guard Ware will reduce monitoring operating costs over time. Gross profit on direct sales revenue increased in fiscal 1999 to 62% as compared to 57% in fiscal 1998. This increase was due to manufacturing cost improvements and favorable production variances during fiscal 1999.

     The CCS business unit had a increase in its gross profit percentage to 41.6% for fiscal 1999 compared to 37.6% in fiscal 1998. The 1999 increase was due to cost reductions and operating efficiency improvements throughout the 82 correctional service centers. Probation and day reporting services require relatively high direct labor costs which are recognized as direct costs of sales which reduce gross profit. The Company expects cost reductions and improved operating efficiencies to increase the CCS gross profit percentage over time.

     The CIS business unit decreased its gross profit percentage to (9.1%) in fiscal 1999 compared to 32.1% in fiscal 1998. This decrease in fiscal 1999 is primarily a result of additional amortization expense associated with the recent general release of phase two of the Company's IMS product, revisions in estimated recoverability of certain contract costs and in estimated future contract costs.


Selling, General and Administrative (S,G&A)


     S,G&A expenses for the fiscal year 1999 increased by $2,008,000 to $15,139,000 compared to $13,131,000 in the corresponding period a year ago. S,G&A expense as a percentage of total revenue decreased to 28.3% in fiscal 1999 compared to 29.2% in fiscal 1998. The Company expects S,G&A expenses for fiscal 1999 to decrease slightly as a percentage of total revenue as compared to fiscal 1998.

     The EM business unit increased its S,G&A expenses by $1,083,000 in fiscal 1999, resulting in expenses of 29.1% of EM revenue in fiscal 1999 compared to 29.0% in fiscal 1998. This increase is related to market expansion and diversification, as well as increases in product management and international marketing related to growth of new and existing customer sites. The Company expects to increase marketing expenses associated with continuing market expansion activities throughout fiscal year 1999.

     The CCS business unit increased its S,G&A expenses by $669,000 in fiscal 1999 as a result investments in infrastructure and staffing to support the growth of the business unit. As a result of a significant increase in revenue, CCS decreased SG&A expenses as a percentage of revenue, resulting in expenses of 24.8% of revenue in fiscal 1999 compared to 28.2% in fiscal 1998.

     The CIS business unit increased its S,G&A expenses by $256,000 in fiscal 1999 to $1,152,000, or 38.5% of CIS revenue, in fiscal 1999 compared to $896,000, or 36.9%, in fiscal 1998. This increase was associated with infrastructure costs necessary to manage deployment and implementation of existing contracts.


Provision for Doubtful Accounts


     The provision for doubtful accounts was $1,337,000, or 2.5% of total revenue, in fiscal 1999 compared to $1,510,000, or 3.4% of total revenue, in fiscal 1998. The provision relates largely to the Company's CCS business unit. Probation service revenue is 100% paid by the offender and carries an increased risk of default. Day reporting revenue for fiscal 1999 was 21.2% paid by the offender and the remaining paid by government agencies. The Company has initiated collection activities that have improved its collection results. The Company recorded an allowance of 7% of CCS revenue for doubtful accounts during 1999 compared to approximately 12% in 1998. The Company is implementing additional collection procedures to reduce payment defaults within the CCS business unit.

Amortization and Depreciation (A&D)


     A&D expenses increased by $254,000 to $2,750,000, or 5.1% of revenue, in fiscal 1999 from $2,496,000, or 5.6% of revenue, in fiscal 1998. The increase was due primarily to additions to property, plant and equipment during fiscal 1999.


Research and Development Expenses (R&D)


     R&D expenses increased $374,000 to $2,772,000 in fiscal 1999 from $2,398,000 in fiscal 1998. The Company's R&D expenditures were largely related to EM business unit expenses associated with software development efforts for improved automation to the Company's electronic monitoring centers, and the evaluation and development of next generation electronic monitoring products. The Company expects to continue expenditures for improvements to the monitoring operations and development of future home arrest products throughout fiscal year 1999. As a percentage of EM revenue EM business unit R&D expense was 5.8% in fiscal 1999 compared to 6.5% in fiscal 1998.


Asset Impairment Charge

During March 1999, the Company entered into a letter of intent to sell the assets of its CIS business unit. Based on management's assessment of the net realizable value of the CIS business unit assets, with consideration of the terms of the proposed sale included in the letter of intent, the Company recorded an asset impairment charge of $4,125,000 in the quarter ended March 31, 1999. The disposal of the CIS business unit assets is expected to occur in May 1999. The $1,707,000 carrying value of the CIS business unit assets reflected in the accompanying consolidated balance sheet as assets held for resale, reflects the adjustment for the impairment charge which includes estimated costs of disposal, consist of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, prepaid expenses, property and equipment, and software.



Net Income (Loss) and Income Taxes


     The Company recorded income tax expense (benefit) of $(186,000) and $1,297,000 for the nine months ended March 31, 1999 and 1998 respectively. The tax benefit for fiscal 1999 was the result of $(1,568,000) of tax benefit derived from the loss related to the CIS Asset Impairment Charge. In addition, the Companies income tax expense differs from the statutory rate largely as a result of state income taxes and non-deductible goodwill amortization expense.

     For the nine months ended March 31, 1999 the Company had a net loss of $(193,000), or $(.03) diluted earnings per share, compared to net income of $1,694,000, or $.22 diluted earnings per share for the same period a year ago. The changes in net income relate primarily to the items discussed above.



Liquidity and Capital Resources


     For the nine months ended March 31, 1999, the Company generated $3,894,000 of cash from operating activities, expended $3,597,000 for capital equipment and leasehold improvements, expended $3,302,000 for equipment associated with rental and monitoring contracts and expended $438,000 for license fees and other intangibles. The total of all cash flow activities resulted in a decrease in the balance of cash and cash equivalents of $1,146,000 for the nine months ended March 31, 1999. The reduction in net cash generated from operating activities during fiscal 1999 versus 1998 was primarily a result of the current period loss stemming from the $4,125,000 charge for asset impairment.

     The Company's working capital remained constant at approximately $14.7 million for fiscal 1999 and 1998. The Company increased its accounts receivable as a result of increased sales volume in CCS, as well as increases in CIS receivables associated with extended term IMS contracts for application software products and investment in sales-type leases. The Company is emphasizing improved collections and procedures across all business units and expects to reduce its past due receivables throughout fiscal year 1999 as compared to fiscal year 1998.

     The Company has an available $5,000,000 line of credit with Bank One, Boulder, Colorado which expires in October 1999. As of March 31, 1999 $2,200,000 was drawn against this line to cover short-term operating needs.

     Working capital may be obtained by financing certain operating and sales-type leases under recourse and non-recourse borrowing arrangements. These borrowings would be collateralized with a security interest in the leased equipment. At March 31, 1999, the Company had unfunded leases in the amount of $7,743,000 which could be used as collateral for future borrowing arrangements. Such lease financing carries a low risk of default and is at favorable interest rates to the Company.

     The Company believes it will have adequate sources of cash and available bank line of credit to fund anticipated working capital needs for its existing business through fiscal year 1999.


Impact of Year 2000 Issues


     The Year 2000 issue is related to computer software utilizing two digits rather than four to define the appropriate year. As a result, any of the Company's computer programs, or any of the Company's suppliers or vendors that have date sensitive software, may incur system failures or generate incorrect data if "00" is recognized as 1900 rather than 2000.

     The Company has been addressing Year 2000 issues throughout fiscal year 1998 and the first nine months of fiscal 1999 and has modified, or is in the process of modifying, any products or services that are affected by Year 2000 issues. Some older products or services have "end of life" programs in place. The Company has a formal comprehensive Year 2000 readiness plan in place and under the oversight of its executive management. The Company estimates that approximately $340,000 of costs have been incurred during the twelve months of fiscal year 1998 and the nine months of fiscal 1999 related to addressing Year 2000 events. It is estimated that another $900,000 of costs will be incurred prior to calendar year end 1999. The Company continually reviews this estimate and will adjust its expected costs as new information is obtained. Two-thirds of this amount will be related to fixed asset additions for new computer related equipment and software upgrades. The remaining one-third will be expensed as incurred. BI does not include the costs of internal employee time in the above cost calculations, since these costs are not separately tracked. The above costs, however, do include costs of third party contractors and consultants.

     BI is contacting each of its material vendors and suppliers to determine their Year 2000 readiness. The Company's greatest risk for a material disruption in services lies in a potential disruption of telecommunication services due to an external telecommunication service provider's failure to be Year 2000 compliant and the resulting impact upon the Company's monitoring services. The Company has contacted and is in the process of obtaining assurances from its telecommunications providers, including MCI, AT&T, WorldCom, Sprint, US West and Ameritech that their networks are or will be Year 2000 compliant. The Company expects to complete this process by mid year 1999. BI has a redundant monitoring system that would allow the eastern monitoring center to process alerts if for any reason the western monitoring center was to be taken out of service, or vice versa. In addition, the Company has backup telecommunication provider connectivity if for any reason the primary carrier has a disruption in service.

     The Company has been in the process throughout the twelve months of fiscal year 1998 and the nine months of fiscal 1999 of evaluating and replacing, where needed, its internal business and business unit operating computer systems. These replacements were required to meet current and future needs of the business as well as to cost reduce various administrative and operating functions. Some replacement and system upgrades may be accelerated from when they might have been implemented in the absence of the Year 2000 issues, and some other systems related projects may be deferred as a result of such acceleration. However, the Company does not believe either acceleration or deferral of projects, as a result of Year 2000 issues, should have a material adverse effect on the Company. The new systems are expected to be Year 2000 capable and are scheduled for deployment in fiscal year 1999. The systems have been or will be externally verified and tested to be Year 2000 compliant. During January 1999 the Company successfully deployed and implemented a new company wide Enterprise Resource Planning (ERP) system that is Year 2000 capable.

     The Company believes that based upon changes and modifications already made, and those that are currently planned for implementation throughout calendar year 1999, the impact of Year 2000 issues are not expected to be material. However, to the extent the Company or third parties on which it relies do not timely achieve Year 2000 readiness, the Company's results of operations may be adversely affected.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              BI Incorporated


Date  May 12, 1999               By   /s/ David J. Hunter
     -------------                    -------------------------------------
                                      David J. Hunter
                                      President and Chief Executive Officer

                                      /s/ Jacqueline A. Chamberlin
                                      -------------------------------------
                                      Jacqueline A. Chamberlin
                                      Chief Financial Officer