Form 10-K
period 1999-06-30
BI INC
filed 1999-09-27
CIK 716629

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            ______________________

                                   FORM 10-K

               Annual Report Pursuant To Section 13 Or 15(d) Of

                      the Securities Exchange Act of 1934

For the fiscal year ended:  June 30, 1999

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

                              Yes   X    No ____
                                  -----

At September 15, 1999, there were 7,911,294 shares of Common Stock outstanding and the aggregate market value of Common Stock held by non-affiliates was $67,245,999.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12 and 13 are incorporated by reference from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on November 16, 1999.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                                    PART I


Item 1.  Business.


General


          BI Incorporated (the "Company") is the leading manufacturer and provider of electronic monitoring equipment and services, and community correctional services to the criminal justice market worldwide.

          Since entering the market in 1984, BI's electronic monitoring business unit ("EM") has developed four generations of home arrest products. Three companies, acquired from 1990-1992, were combined to form BI's monitoring service centers, allowing the Company to provide additional services to corrections agencies. In December 1995, the Company acquired the assets of JurisMonitor, Inc. to address the needs of programs designed to reduce risk in domestic violence cases. Recognizing yet another need within corrections, BI purchased the product rights to an automated case load management service in December 1990, BI's PROFILE(TM) and PROFILE Plus(TM) products.

          In December 1993, the Company acquired an exclusive license for its Institutional Management System ("IMS") software from SCC Communications Corp. of Boulder, Colorado, upon which BI's PREMIER IMS product and correctional information systems business unit ("CIS") was based. The Company sold all related assets of this product line on April 30, 1999. The sale of this business unit has been accounted for as a discontinued operation in the Company's financial statements.

          The Company started its Community Correctional Services (CCS) business unit through the acquisition of four companies in fiscal 1997. On October 10, 1996, the Company completed the merger with Community Corrections Corporation, Justice Alternatives Inc. and Tennessee Probation Services, Inc., collectively referred to as "CCC." CCC provides probation services to misdemeanant probationers through correctional service centers in Georgia, Florida, Tennessee and South Carolina. On January 31, 1997, the Company acquired Peregrine Corrections, Inc. ("PCI") of Denver, Colorado. PCI is an industry leader in day-reporting, a non-residential criminal sentencing alternative for felony probationers. PCI provides services through correctional service centers in Colorado, Illinois, New Mexico, Oregon and Washington.


Industry and Market Background


          According to the U.S. Bureau of Justice Statistics latest report, 5.9 million adults were under some form of correctional supervision at December 31, 1998. The number of prisoners under the jurisdiction of federal or state correctional authorities on that date reached a record high of 1.8 million. Moreover, 4.1 million adults were under parole or probation sanction. The total adult correctional population has nearly tripled over the last 15 years. These are the targeted populations for the Company's products and services.

          At June 30, 1999 the Company was monitoring approximately 21,500 offenders daily on home arrest; approximately 41,800 misdemeanant and felon probationers were being managed through the Company's CCS correctional service centers, and approximately 20,000 offenders were using BI's automated PROFILE service.

          The Company believes that its comprehensive product lines provide viable, cost-effective solutions to the problem of prison and jail overcrowding, as well as providing additional innovative tools for corrections agencies to manage the vast amount of information required more efficiently. Monitoring, supervision and day reporting services provided by BI enable correction agencies to manage probation and parole populations effectively for less than traditional institutional incarceration. This alternative provides a lower cost solution to agencies because home arrest and supervision programs are structured in a way that allows the offender to pay for these services.


Products and Services


Electronic Monitoring Equipment and Services
--------------------------------------------

          BI HomeGuard 200:  The Company's premier product line, the BI
          ----------------
HomeGuard 200, consists of a radio frequency transmitter, worn on an offender's ankle or wrist, a receiver unit called a field monitoring device ("FMD"), installed in the offender's home. The transmitter produces uniquely encoded signals which are received by the FMD. Using standard telephone lines, the FMD relays the information to the agency's host computer or BI monitoring service. The host computer can communicate with several hundred FMDs at one time. If the offender moves beyond a certain distance from the FMD, the radio signal is broken and an indication of the break in transmission is relayed by the FMD to the host computer. Monitoring center personnel enter predetermined curfews into the host computer using BI's proprietary software. If an offender fails to comply with these terms or tampers with the transmitter, the host computer signals a violation and the officer in charge is alerted according to predetermined agency criteria.

          The BI HomeGuard 200 is equipped with proprietary security features which include patented electronic tamper detection devices that cause a tamper signal to be transmitted to the host computer if the individual tampers with either the ankle bracelet or the FMD. The call back characteristic of the series confirms the location of the FMD at specified intervals. These tamper detection devices, the system's ability to crosscheck breaks in the transmission with pre-programmed curfew terms and the host computer's operating system effectively differentiate the BI HomeGuard 200 from its competitors' products.

          The HomeGuard 200 features small and lightweight equipment and has established unprecedented industry standards for security, performance, sophisticated encoding and encryption of messages. Additional features include patented voice verification technology and the host computer's capability to automatically fax reports to agencies.

          An additional component of the HomeGuard 200 is the BI Drive-BI(TM)
                                                              ---------------
Monitor.  The Drive-BI is a hand-held, portable unit used to receive encoded
-------
transmissions from the BI 9010 ankle bracelet transmitters worn by offenders. The Drive-BI does not require installation of an FMD in the offender's home. Rather, a compliance officer has the capability to drive by the individual's residence or work place and uses the portable receiving unit to verify compliance with the terms of the program.

          BI Sobrietor:  The BI Sobrietor(TM) is a remote, in-home alcohol
          ------------          -------------
testing device which can be used stand-alone or in conjunction with electronic home arrest. It combines voice verification, triple tamper protection and fuel cell technology to provide corrections officials with an increased level of security and actual analyses of offenders' blood alcohol levels. The unit is ergonomically designed, lightweight and easy to install.

          BI JurisMonitor(TM):  The BI JurisMonitor System is a cost effective
          -------------------
approach to domestic violence intervention and compliance with court orders, combining electronic monitoring technology with a coordinated community response. In the JurisMonitor system, the offender wears an ankle bracelet that emits a continuous signal. The victim is provided with an FMD base unit, which sets off an alarm when the transmitter comes within the proximity of the base unit. In addition, the monitoring unit in the offender's home verifies curfew compliance and detects tampering or attempts to shield the bracelet. When the FMD detects the presence of the offender, four events are set into motion: an audible alarm sounds within the home; the monitoring center is alerted; the unit begins an audio recording and police are dispatched based on the protocols established by the jurisdiction.

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

          BI SkyGuard 200(TM)  SkyGuard 200 provides 24 hour a day monitoring of
          -------------------
an offender's location through the use of our nation's Global Positioning Satellite (GPS) system. Combined with the HomeGuard 200 or BI 9000 electronic monitoring system, SkyGuard provides the most comprehensive integrated supervision available today. SkyGuard tracks compliance to pre-determined geographic and schedule restrictions, called inclusion and exclusion zones.
With these pre-programmed time and space constraints, agencies designate where an offender can and can't go. Using GuardLink(TM), agency personnel establish appropriate zones for each offender. SkyGuard is expected to be available late in fiscal year 2000.

          BI GuardCenter(TM)  BI Incorporated uses its electronic monitoring
          ------------------
products to provide corrections agencies with comprehensive remote monitoring services. BI's GuardCenter is at the core of an integrated supervision program, and uses the most advanced technology available, monitoring the status of individuals and communicating any violations and other information according to predetermined agency criteria. Corrections officials use BI's equipment without having to provide agency staff to monitor individuals or obtain capital to purchase host system computer equipment. This allows flexibility, control, security and dramatic savings over the costs of incarceration. BI certifies its monitoring center personnel, who monitor subjects from GuardCenters in Boulder, Colorado and Anderson, Indiana, 24 hours a day, seven days a week. The two facilities are fully redundant and feature unprecedented system uptime and accurate data entry and reporting. GuardWare(TM) is the software that manages offender information and supervision parameters within the GuardCenter. This application runs on an industry standard Microsoft(R) Windows(R) NT and SQL Server platform. Guardlink(TM) is a computing based window that gives agencies remote access to GuardCenter data.

          BI ReportGuard(TM)  BI ReportGuard combines the efficiency of
          ------------------
automated caseload management with the collection of fixed fees. Using a 900# telephone service, ReportGuard manages administrative and low-risk caseloads by having the offender answer a series of questions asked by the system, such as change of address, employment status, compliance with court orders and restitution payments. Additionally, agencies can customize the questions asked of the offender to gather information pertaining to that particular individual. Information collected by the system is recorded and archived. Through BI's GuardCenter, ReportGuard reports the exceptions or missed calls to officials. This enables officers to supervise offenders who need more intensive supervision. When appropriate, an agency can also collect fees from offenders by having them charged to the offender's home telephone bill. BI collects the fees and passes them along to the agency. Offenders have historically been reluctant to voluntarily submit such fees; BI's technology has dramatically increased the collection rate.

          BI TelGuard 2.0(TM)  TelGuard utilizes advanced voice verification
          -------------------
technology to provide agencies with a flexible way to effectively perform compliance monitoring of community based offenders. TelGuard monitors offenders with random, scheduled, inbound or outbound verification calls over standard telephones. During a verification call, TelGuard compares the offender's voiceprint to a voiceprint taken during enrollment.

TelGuard verifies the offender's identity and location, and subsequently the offender's compliance to curfew and schedule restrictions. Alerts are communicated to officers by e-mail, fax or pager. When an alert is e-mailed, it contains an embedded sound file so that an officer can hear the verification session.


Community Correctional Services
-------------------------------


          Focused on providing supervision and offender intervention treatment services to agencies in 12 states, BI's CCS business unit partners with agencies to help interrupt the cycle of chronic crime. BI has 83 offices providing either daily or weekly face to face contact with offenders, collecting fees and insuring compliance with court or agency ordered conditions. BI requires offenders to accept responsibility and makes them accountable for their actions, providing extensive follow up when offenders fail to meet their conditions of release, and notification to the supervising agency or court of non-compliance. Our offices can provide tailored levels of supervision based on an individual offender's needs. This individualized offender program can significantly reduce the number of new crimes from what would have been committed without intervention, resulting in lower law enforcement and correctional costs, and safer communities.

Revenue from Business Segments

          The Company recognized revenue of $11,390,000; $13,822,000 and $12,750,000 in 1999, 1998, and 1997 respectively, from the sale of electronic monitoring products representing 16.7%, 23.6% and 27.1% of total revenue during the respective years. Service, monitoring and rental income was $56,903,000 or 83.2% of total revenue in 1999, $44,278,000 or 75.5% in 1998 and $33,972,000 or
72.3% in 1997. These sources of revenue reflect the continuing expanding acceptance of correction agencies to use the Company's products and services.


Product Development


          The Company designs and engineers the primary hardware and software elements of its product lines, other than the host computer systems. The Company solicits customer input to enhance its current products and to develop and design new products. The Company advanced the development of its next generation monitoring software. The Company began to utilize this software during fiscal 1999 to enhance customer satisfaction and improve efficiencies. For the years ended June 30, 1999, 1998, and 1997, the Company had research and development expenses of approximately $1,900,000; $2,400,000, and $2,700,000, respectively.


Manufacturing


          The Company performs final assembly, testing, and quality control of its products at its facility in Boulder, Colorado. The Company generally uses standard parts and components obtained from a variety of vendors. The Company has not experienced and does not anticipate any difficulty in obtaining the necessary manufacturing assemblies, parts and components.


Sales, Distribution and Marketing

          The Company markets and sells its products and services to Federal, state and local government agencies throughout the United States directly through its sales personnel. The Company sold its electronic monitoring products to distributors in The Netherlands, South Africa, Singapore, Switzerland and five provinces in Canada. The Company believes the success of these programs will open up other international opportunities.

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


Significant Customers


          In fiscal 1999, the Administrative Office of the U.S. Federal Courts accounted for 9% of the Company's total revenue. This customer accounted for 10% of total revenue in fiscal 1998 and 12% in fiscal 1997. A loss of this customer could have a material, adverse effect on the Company.


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

          The Company arranges for 24-hour hardware service on computer equipment and peripherals, and directly provides 24-hour software support. Products manufactured by the Company are serviced at its Boulder, Colorado facility. The Company provides a full warranty on all its hardware products for one year from the date of delivery. The Company also offers, for a fee, annual extended service contracts which provide the same coverage. Certain of the warranties provided by the Company's suppliers are for a period less than the period provided by the Company to its customers.

          BI's Community Correctional Services (CCS) business unit provides a full range of community correctional services through contracts with correctional jurisdictions or judicial entities. CCS continues the tradition of excellent customer service and offers the standard company warranties when providing electronic monitoring or Sobrietor equipment as part of its service offerings.

Backlog and Recurring Revenue


          The Company includes only firm purchase orders in its backlog, which can vary significantly from month to month. The Company believes that its backlog at any particular time is generally not indicative of the level of future sales. The Company had approximately $5,222,000 of monthly recurring monitoring, service and rental revenue during June 1999, compared to approximately $4,139,000 during June 1998.


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

          With the acquisition of Community Corrections Corporation and Peregrine Corrections, Inc. in 1996 and 1997 respectively, BI created the Community Correctional Services business unit and entered new areas within the corrections market. BI now provides direct community correctional services through 83 offices in 12 states. Currently there are in excess of 40 smaller competitors providing similar services in these states. BI is the only national company providing a full range of community correctional services to the corrections industry today. It is expected that as the market expands, other competitors will enter this market.


Geographic Sources of Revenue


          Domestically, the Company generates revenue in all fifty states. Internationally, the Company, through its EM business unit, records less than $1 million of direct revenue under minimal general business risks.


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


Patents and Proprietary Technology


          The Company has 26 United States and 15 foreign patents granted or acquired as well as seven foreign patents pending. These patents expire between 2001 and 2011. The Company licenses proprietary voice verification technology exclusively for its home arrest product. All required licenses associated with fiscal year 1999 usage were purchased in advance. There can be no assurance that the protection afforded by these patents and licenses will provide the Company with a competitive advantage, or that the Company will be able to successfully assert its intellectual property rights in infringement actions.
In addition, there can be no assurance that the Company's current products or products under development will not infringe other patents or proprietary rights of others.


Employees


          At June 30, 1999, the Company had 670 full-time employees and 260 part-time or temporary employees, none of whom were represented by a union. Of these 930 employees, 432 were electronic monitoring staff, 437 community correctional services employees and 61 corporate staff. Management believes that its relations with its employees are good.


Executive Officers of the Company


At June 30, 1999 the executive officers of the Company were as follows:

==============================================================================
          Name                 Age                  Position
------------------------------------------------------------------------------

David J. Hunter                  54    President and Chief Executive Officer
------------------------------------------------------------------------------
Mckinley C. Edwards, Jr.         57    Executive Vice President and Chief
                                       Operating Officer, Secretary and
                                       Treasurer
------------------------------------------------------------------------------
Jacqueline A. Chamberlin         44    Vice President of Finance and Chief
                                       Financial Officer
------------------------------------------------------------------------------
Steven P. Merrefield             50    Vice President and General Manager,
                                       Community Correctional Services
------------------------------------------------------------------------------
Jonathan M. Hinebauch            58    Vice President, Business Development
==============================================================================

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

          Steven P. Merrefield has been with the Company since April 1990. He has served as Vice President of Monitoring, Vice President of Major Accounts, Vice President of Customer Services and Vice President and General Manager of the Electronic Monitoring Division. Currently, he is the Vice President and General Manager of the Community Correctional Services Division. In February 1999 he was appointed a Corporate Officer. He has been in the corrections industry for over twenty-five years. Before joining the Company, he held numerous positions in public and private corrections. He has worked for the Florida Department of Corrections, Georgia Department of Corrections and Harris County, TX.

          Jonathan M. Hinebauch has been Vice President of Business Development since 1996 and elected a corporate officer in February 1999. He joined the Company in 1986 and has held numerous positions ranging from VP Sales and Marketing from 1986 to 1988 and Major Account Management from 1988 to 1993. Prior to BI, Mr. Hinebauch was President of Alpine Designs from 1971 to 1973, VP of Camp 7 from 1973 to 1975 and Founder of Altra Inc. in 1975.


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

          In addition, the Company leases facilities at 70 other locations for a total of approximately 159,000 square feet. These facilities are associated with its day reporting and probation services and are located in Georgia, Tennessee, Colorado, New Mexico, South Carolina, Oregon, Florida, Illinois, New Jersey, Washington, and Texas.

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

          On February 6, 1998, Bill M. Kirby filed a complaint naming BI Incorporated as the defendant. The suit alleges negligence and misrepresentation resulting in a wrongful death. The plaintiff seeks damages of $11,600,000.

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

          Subsequent to June 30, 1999, Sheila Kennerly filed a complaint on August 10, 1999, naming Montgomery, Ohio, Montgomery County Sheriff Department, and BI Incorporated as defendants. The complaint is for wrongful death, survivorship action and civil rights violation. The plaintiff seeks $10,500,000 in damages.

          Management believes the Company has adequate legal defenses and/or insurance coverage against all of the above - described claims and intends to defend them vigorously. There can be no assurances however, that any individual case will result in an outcome favorable to the Company. In the event of any adverse outcome, neither the amount nor the likelihood of any potential liability which might result is reasonably estimable. The Company currently believes that the amount of the ultimate potential loss would not be material to the Company's financial position or results of operations. However, an adverse future outcome in any individual case, including legal defense costs, could have a material effect on the Company's reported results of operations in a particular quarter.

          On August 27, 1997, the Company became a party to a class action complaint filed against it and certain of its officers and directors by CB Partners and Michael Connor in the District Court for the County of Boulder, Colorado. The complaint included various claims under securities laws as well as for common law fraud. On April 28, 1999, a motion to amend the complaint was filed with the Court, which dropped all references to the alleged misrepresentations and non-disclosures in the initial complaint and instead alleged the factual theories of channel stuffing (i.e., shipping of product to distributors with knowledge that distributors are accumulating inventory) and the making of overly optimistic projections of revenues and earnings. On August 23, 1999, the Court: (a) allowed the filing of the amended complaint; (b) granted in part and denied in part, the Company's motion for summary judgment;
(c) held that a class action is no longer maintainable and decertified the class; (d) dismissed the claim of channel stuffing; (e) rejected the amended complaint's reliance on the fraud-on-the-market theory and the corresponding presumption of reliance in an action based on securities fraud; and (f) dismissed all factual allegations supporting the claim of overly optimistic projections and earnings to artificially inflate the Company's stock price but for the allegation that such statements were allegedly made on September 10 and 11, 1996, and relied upon until September 12, 1996. On September 13, 1999, the Plaintiffs and the Company (and other defendants) submitted a Stipulated Motion to Dismiss. In that motion the Plaintiffs and Defendants asked the Court to dismiss the case with prejudice (which means the claims cannot be brought by these Plaintiffs again) because the Plaintiffs no longer desired to proceed with the case in light of the Court's August 23, 1999 ruling. The Court approved the dismissal of the case, with prejudice, as of September 21, 1999. The resolution of this matter did not have a material adverse impact on the Company's financial position or results of operations.

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

==============================================================
                        Fiscal Year Ended June 30,
                                  1999
--------------------------------------------------------------
                          High                  Low
                          ----                  ---
--------------------------------------------------------------

First Quarter           $ 9.75                 $6.25
--------------------------------------------------------------
Second Quarter            9.13                  7.00
--------------------------------------------------------------
Third Quarter            11.69                  7.00
--------------------------------------------------------------
Fourth Quarter           10.19                  8.13
--------------------------------------------------------------

--------------------------------------------------------------
                         Fiscal Year Ended June 30,
                                 1998

First Quarter            $ 9.13                $6.38
--------------------------------------------------------------
Second Quarter             9.25                 6.75
--------------------------------------------------------------
Third Quarter             12.75                 8.75
--------------------------------------------------------------
Fourth Quarter            11.88                 9.00
===============================================================

               As of June 30, 1999, there were approximately 3,700 holders of record of the Common Stock.

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

     Item 6.  Selected Consolidated Financial Data.


               The following selected Consolidated Statement of Operations data and Consolidated Balance Sheet data have been derived from the Consolidated Financial Statements of the Company. The financial data set forth below should be read in conjunction with the Consolidated Financial Statements and notes thereto and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and other financial information included elsewhere in this Annual Report on Form 10-k. Historical results are not necessarily indicative of results for any future period..

                                                                      Year Ended June 30,
                                                  -----------------------------------------------------------
                                                     1999       1998       1997        1996       1995
                                                  -----------------------------------------------------------
                                                              (In thousands, except per share data)
Statement of Operations Data:
    Total revenue                                   $68,367    $58,626    $46,993     $39,212     $29,874
    Cost of operations                               33,782     28,665     22,046      19,200      13,788
                                                    -------    -------    -------     -------     -------
    Gross profit                                     34,585     29,961     24,947      20,012      16,086
    Selling, general and
     administrative expenses                         19,799     17,278     14,037      10,916       8,873
    Provision for doubtful accounts                   1,927      1,806      1,732         228         374
    Depreciation and amortization                     3,738      3,080      2,067       1,395       1,250
    Research and development expenses                 1,943      2,417      2,698       2,661       2,117
    Income from continuing operation
     before income taxes                              7,178      5,380      4,413       4,812       3,472
    Income tax provision                             (3,022)    (2,394)    (1,957)     (1,949)     (1,150) (1)
                                                    -------    -------    -------     -------     -------
    Net income from continuing operations             4,156      2,986      2,456       2,863       2,322
         Loss from results of
          discontinued operations (2)                (3,267)      (315)      (623)          0           0
    Loss on disposal of discontinued operations        (835)         0          0           0           0
                                                    -------    -------    -------     -------     -------
    Net income                                      $    54    $ 2,671    $ 1,833     $ 2,863     $ 2,322
                                                    =======    =======    =======     =======     =======

    Diluted earnings per share                      $   .01    $   .34    $   .25     $   .40     $   .34
                                                    =======    =======    =======     =======     =======
    Weighted average number of outstanding
     common shares - diluted                          7,977      7,841      7,451       7,160       6,883
                                                    =======    =======    =======     =======     =======
Balance Sheet Data:
    Working capital                                  10,660     14,825     14,541      18,172      12,938
    Total assets                                     68,251     61,989     55,421      42,820      36,881
    Long-term debt, net of current
     maturities (excludes Capital Lease)                  0          0          0           0         146
    Total stockholders' equity                       45,881     44,907     40,620      37,206      32,332

(1) Fiscal year 1995 tax expense was reduced by $225,000 ($.03 per share) by the release of a deferred tax asset valuation allowance.

(2) During fiscal 1999 the Company recorded an asset impairment charge and ultimately sold all assets related to the CIS business unit. The discontinuance of this business unit has been accounted for as a discontinued operation see MD&A discussion and Note 5 of the consolidated financial statements. Segment information for the discontinued business unit for 1995 and 1996 is not available.

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

Results of Operations:

               The following tables provide a breakdown of selected results by Business Unit. The total amounts are audited and agree with the audited Consolidated Statement of Operations. The Company's Business Units consist of Electronic Monitoring (EM), Community Correctional Services (CCS) and Corrections Information Systems (CIS) which was sold in 1999.

                               Twelve Months Ended                   Twelve Months Ended             Twelve Months Ended
                                June 30, 1999                         June 30, 1998                       June 30, 1997
                         EM          CCS      CIS     Total     EM          CCS     CIS    Total    EM        CCS     CIS    Total
Revenue                    (unaudited, in thousands)             (unaudited, in thousands)           (unaudited, in thousands)
  Recurring revenue
     Service &            33,380   22,669            56,049      26,848   16,688          43,536     22,551   10,413         32,964
      monitoring
     Rental                  854                        854         742                      742      1,008                   1,008
  Total recurring         34,234   22,669            56,903      27,590   16,688          44,278     23,559   10,413         33,972
   revenue
  Direct sales            11,390                     11,390      13,822                   13,822     12,750                  12,750
Other income                  74                         74         526                      526        271                     271
Total revenue             45,698   22,669        0   68,367      41,938   16,688      0   58,626     36,580   10,413      0  46,993

Gross profit
  Recurring revenue
     Service &            17,968    9,490            27,458      14,818    6,232          21,050     12,365    4,972         17,337
      monitoring
     Rental                  539                        539         521                      521        726                     726
  Total recurring         18,507    9,490            27,997      15,339    6,232          21,571     13,091    4,972         18,063
   revenue
  Direct sales             6,514                      6,514       7,864                    7,864      6,613                   6,613
  Other income                74                         74         526                      526        271                     271
Total gross profit        25,095    9,490        0   34,585      23,729    6,232      0   29,961     19,975    4,972      0  24,947
   Gross profit %           54.9%    41.9%             50.6%       56.6%    37.3%           51.1%      54.6%    47.7%          53.1%

Selling, general &        14,338    5,461        0   19,799      12,777    4,501      0   17,278     11,233    2,804      0  14,037
 administrative

Provision for doubtful       447    1,480        0    1,927         149    1,657      0    1,806        334    1,398      0   1,732
 accounts

Amortization &             2,679    1,059        0    3,738       2,253      827      0    3,080      1,417      650      0   2,067
 depreciation

Research & development     1,943        0        0    1,943       2,417        0      0    2,417      2,523      175      0   2,698

Income from continuing     5,688    1,490        0    7,178       6,133     (753)     0    5,380      4,468      (55)     0   4,413
 operations before
 income taxes

Income taxes             2,395      627        0    3,022     2,729     (335)     0    2,394      1,981      (24)     0    1,957

Net income from          3,293      863        0    4,156     3,404     (418)     0    2,986      2,487      (31)     0    2,456
 continuing ops.

Loss from results of         0        0   (3,267)  (3,267)        0        0   (315)    (315)         0        0   (623)    (623)
 discontinued
 operations, net of tax

Loss on disposal of          0        0     (835)    (835)        0        0      0        0          0        0      0        0
 discontinued
 operations, net of tax

Net income after         3,293      863   (4,102)      54     3,404     (418)  (315)   2,671      2,487      (31)  (623)   1,833
 discontinued ops.

Revenue

          Total revenue for fiscal year 1999 increased 16.6% to $68,367,000 compared to $58,626,000 in fiscal year 1998. The Company is continuing to expand recurring revenue which includes service, monitoring and rental income although there can be no assurances that the Company will be successful in continuing this expansion. These revenue sources, which are generated within both business units increased 28.5% in fiscal year 1999 compared to fiscal year 1998. Recurring revenue increased to $56,903,000 or 83.2% of total revenue, in fiscal 1999 from $44,278,000, or 75.5% of total revenue, in fiscal 1998. Both business units reported recurring revenue increases for fiscal 1999 as compared to fiscal 1998.

          The EM business unit revenue increased 9.0% to $45,698,000 in fiscal 1999 compared to $41,938,000 in fiscal 1998. Some government agencies purchase equipment and run their own monitoring programs, others elect to utilize both monitoring equipment and services offered by the Company, while other agencies purchase equipment from the Company and then contract with the Company for the service portion of the monitoring. Recurring revenue, which is comprised of electronic monitoring and rental income, increased 24.1% to $34,234,000 in fiscal 1999 from $27,590,000 in fiscal 1998. This increase in recurring revenue relates to the continuing trend of government agencies to contract for electronic monitoring rather than purchasing equipment. Direct sales revenue decreased to $11,390,000 in fiscal 1999 from $13,822,000 in fiscal 1998. This is consistent with the Company's market strategy of emphasizing recurring revenue over direct sales.

          The CCS business unit recurring revenue increased 35.8% to $22,669,000 in fiscal 1999 compared to $16,688,000 in fiscal 1998. CCS provides community correctional supervision and services in 13 states through its 83 correctional service centers. The Company currently provides services for approximately 42,000 offenders. The Company intends to continue to broaden the services provided to the offender and anticipates continued revenue growth in this business unit for fiscal year 2000.

          Total revenue increased 24.8% to $58,626,000 in fiscal 1998 from $46,993,000 in fiscal 1997. Direct sales increased $1,072,000 or 8.4% to $13,822,000 in fiscal 1998 compared to $12,750,000 in fiscal 1997. Service, monitoring and rental income increased to $44,278,000 in fiscal 1998 or 30.3% over the $33,972,000 in fiscal 1997. During fiscal year 1997 the Company acquired two companies providing probation and day reporting services. These acquisitions accounted for $15,167,000 of revenue in fiscal year 1998. Fiscal 1997 acquisition revenue was generated through nine months of revenue from probation services and five months of revenue from day reporting services totaling $9,082,000.


Gross Profit

          Total gross profit as a percentage of total revenue remained constant at approximately 51% for fiscal 1999 and fiscal 1998. Total gross profit for fiscal 1999 was $34,585,000 compared to $29,961,000 for fiscal 1998.

          The EM business unit gross profit decreased to 54.9% as a percentage of EM revenue for fiscal 1999 compared to 56.6% in fiscal 1998. Direct revenue gross profit was comparable in both periods at approximately 57%. Recurring revenue gross profit decreased to 54.1% in fiscal 1999 compared to 55.6% in fiscal 1998. This decrease was due to market price erosion on mature monitoring products as well as additional implementation costs associated with the introduction of the next generation of monitoring software. During fiscal 2000 the Company expects to deliver several new products to our customers that should mitigate future price erosion.

          The CCS business unit gross profit increased to 41.9% as a percentage of CCS revenue for fiscal 1999 compared to 37.3% in fiscal 1998. This increase was due to cost reductions and efficiency improvements implemented throughout the 83 community correction centers during fiscal 1999. The Company will continue to make additional investments in new services and community correctional centers throughout fiscal 2000. The new centers will initially operate at lower gross margins. On existing centers, the Company expects additional cost reductions and improved operating efficiencies to continue to increase the CCS gross profit percentage over time.

          Total gross profit as a percentage of total revenue decreased to 51.1% in fiscal 1998 compared to 53.1% in fiscal 1997. The decline in overall gross profits reflects the increased significance of the CCS business unit. Probation and day reporting services offered through the CCS business unit require relatively high direct labor costs which are recognized as direct costs of sales which reduces gross profit. The EM business unit gross profit increased to 56.6% as a percentage of revenue compared to 54.6% in fiscal 1997. This increase was due to a substantial improvement in gross profits on direct sales revenue. Direct sales gross profit increased to 56.9% in fiscal 1998 compared to 51.9% in fiscal 1997 as a result of manufacturing cost improvements and favorable production variances during fiscal 1998.


Selling, General and Administrative (S,G&A)


          S,G&A expenses as a percentage of total revenue decreased to 29.0% for fiscal 1999 compared to 29.5% in fiscal 1998. Total S,G&A expense for fiscal 1999 was $19,799,000 compared to $17,278,000 in fiscal 1998.

          The EM business unit S,G&A expense increased to 31.4% as a percentage of EM revenue for fiscal 1999 compared to 30.5% in fiscal 1998. This increase is related to additional market expenses associated with continuing market expansion actives as well as increases in product management and international marketing expenditures related to growth of new and existing customer sites. The Company expects to increase marketing and sales expenses associated with continuing market expansion activities fiscal year 2000.

          The CCS business unit S,G&A expense decreased to 24.1% as a percentage of CCS revenue for fiscal 1999 compared to 27.0% in fiscal 1998. This decrease was due to the favorable impact of economies of scale related to the business units previous investments in infrastructure and staffing.

          S,G&A expenses as a percentage of total revenue decreased to 29.5% for fiscal 1998 compared to 29.9% in fiscal 1997. Total S,G&A expense for fiscal 1998 was $17,278,000 compared to $14,037,000 in fiscal 1997. The Company increased expenses associated with selling, marketing, account management and commission expense on increased revenue, as well as market expansion and diversification expenses. At June 30, 1998, the Company had 613 full-time employees, compared to 605 employees at June 30, 1997



Provision for Doubtful Accounts


     The provision for doubtful accounts was $1,927,000 or 2.8% of total revenue in fiscal 1999 compared to $1,806,000 or 3.1% of total revenue in fiscal 1998. The provision relates largely to the Company's CCS business unit. Probation service revenue is 100% paid by the offender and carries an increased risk of default. Day reporting revenue for fiscal 1999 was 20.9% paid by the offender and the remaining paid by government agencies. The Company has initiated collection activities that have improved its collection results. The Company accrued approximately 7% of CCS revenue to allowance for doubtful accounts during fiscal 1999 compared to approximately 10% in fiscal 1998. The Company is implementing additional collection procedures to reduce payment defaults within the CCS business unit. The Company believes the industry average payment default associated with similar for-profit companies is approximately 20%. The EM business unit increased doubtful account expenses by $298,000 in fiscal 1999 compared to fiscal 1998 due to overall increased revenue.

          The provision for doubtful accounts was $1,806,000 or 3.1% of total revenue in fiscal 1998 compared to $1,732,000 or 3.7% in fiscal 1997. The provision relates largely to the Company's CCS business unit. Probation service revenue is 100% paid by the offender and carries an increased risk of default. The Company initiated collection improvement activities throughout fiscal 1998 which reduced offender related bad debts. The Company accrued approximately 10% of CCS revenue in fiscal 1998 to allowance for doubtful accounts.


Amortization and Depreciation (A&D)


          A&D expenses increased to 5.5% as a percentage of total revenue for fiscal 1999 compared to 5.3% in fiscal 1998. Total A&D expense was $3,738,000 in fiscal 1999 compared to $3,080,000 in fiscal 1998. The EM business unit increased A&D expenses $426,000 in fiscal 1999 as compared to fiscal 1998, due to expenses associated with deployment of new Y2K compliant information systems and equipment, leasehold improvements and telecommunications equipment. The CCS business unit increased A&D expenses $232,000 due primarily to additions in information and communications systems related to the 83 community correctional centers.

          A&D expenses increased $1,013,000 to $3,080,000 or 5.3% of revenue in fiscal 1998 from $2,067,000 or 4.4% of revenue in fiscal 1997. Approximately $150,000 was due to a full year of amortization of acquisition goodwill in fiscal 1998 compared to a partial year of amortization in fiscal 1997. The remaining increase was due primarily to additions to property, plant and equipment during fiscal 1998.


Research and Development Expenses (R&D)


          R&D expenses decreased to 2.8% as a percentage of total revenue for fiscal 1999 compared to 4.1% in fiscal 1998. Total R&D expense was $1,943,000 in fiscal 1999 compared to $2,417,000 in fiscal 1998. The Company's R&D expenditures are solely related to EM business unit expenses associated with software development efforts for improved automation to the Company's electronic monitoring centers, as well as investments in numerous next generation products. One of these products was introduced in the fourth quarter of fiscal 1999. The remaining products will be introduced throughout fiscal 2000. R&D expenses decreased to 4.3% as a percentage of EM revenue for fiscal 1999 compared to 5.8% in fiscal 1998. The Company expects to continue expenditures for improvements to the monitoring operations and development of future home arrest products in fiscal 2000.

          R&D expenses decreased to 5.8% as a percentage of EM revenue in fiscal 1998 as compared to 6.9% in fiscal 1997. The fiscal 1998 expenditures related to software development for automation improvements to the Company's monitoring center as well as development of future home arrest products.


Discontinued Operations


          In March 1999, the Company entered into a letter of intent to sell the assets of its CIS business unit. Based on management's assessment of the net realizable value of the CIS business unit assets, with consideration of the terms of the proposed sale included in the letter of intent, the Company recorded an asset impairment charge. Subsequently the Company decided to discontinue its CIS business unit and sold the net assets on April 30, 1999. The CIS business unit's losses from its results of operations and its disposal are presented in the Company's financial statements of operations as discontinued operations, net of related income taxes. Revenues of the CIS business unit were $3,574,000; $3,375,000 and $1,408,000 in fiscal 1999, 1998 and 1997, respectively. The proceeds from the sale of the discontinued business unit were $1,000,000 cash, $1,221,000 in common stock and $852,000 long term note receivable for a total of $3,073,000. See also Note five to the Consolidated Financial Statements.


Net Income and Income Taxes


          The Company recorded net income tax expense from continuing operations of $3,022,000 and $2,394,000 for fiscal 1999 and 1998 respectively, which differs from the statutory rate largely as a result of state income taxes and non-deductible goodwill amortization expense.

          For fiscal 1999, the Company had net income of $54,000 or $.01 diluted earnings per share compared to fiscal 1998 net income of $2,671,000 or $.34 diluted earnings per share. The changes in net income relate primarily to the items discussed above.


Impact of Year 2000 Issues


          The Year 2000 issue is related to computer software utilizing two digits rather than four to define the appropriate year. As a result, any of the Company's computer programs, or any of the Company's suppliers or vendors that have date sensitive software, may incur system failures or generate incorrect data if "00" is recognized as 1900 rather than 2000.

          The Company has been addressing Year 2000 issues throughout fiscal years 1998 and 1999 and has modified, or is in the process of modifying, any products or services that are affected by Year 2000 issues. Some older products or services have "end of life" programs in place. The Company has a formal comprehensive Year 2000 readiness plan in place and under the oversight of its executive management. The Company estimates that approximately $416,750 of costs have been incurred during fiscal years 1998 and 1999 related to addressing Year 2000 events. It is estimated that another $795,200 of costs will be incurred prior to calendar year end 1999. The Company continually reviews this estimate and will adjust its expected costs as new information is obtained. Approximately one-half of this amount will be related to fixed asset additions for new computer related equipment and software upgrades. The remaining one-half will be expensed as incurred. The Company does not include the costs of internal employee time in the above cost calculations, since these costs are not separately tracked. The above costs, however, do include costs of third party contractors and consultants.

          The Company is contacting each of its material vendors and suppliers to determine their Year 2000 readiness. The Company's greatest risk for a material disruption in services lies in a potential disruption of telecommunication services due to an external telecommunication service provider's failure to be Year 2000 capable and the resulting impact upon the Company's monitoring services. The Company has contacted and has obtained assurances from most of its telecommunications providers (e.g. MCI WorldCom, AT&T, Sprint, US West, Ameritech, and other regional providers) that their networks are or will be Year 2000 capable. The Company is continuing to monitor the remaining telecommunications providers for their stated progress on their Year 2000 capability. The Company has a redundant monitoring system that would allow the eastern monitoring center to process alerts if for any reason the western monitoring center was to be taken out of service, or vice versa. In addition, the Company has backup telecommunication provider connectivity if for any reason the primary carrier has a disruption in service.

          The Company has been in the process throughout fiscal years 1998 and 1999 of evaluating and replacing, where needed, its internal business and business unit operating computer systems. These replacements were required to meet current and future needs of the business as well as to cost reduce various administrative and operating functions. Some replacement and system upgrades may be accelerated from when they might have been implemented in the absence of the Year 2000 issues, and some other systems related projects may be deferred as a result of such acceleration. However, the Company does not believe either acceleration or deferral of projects, as a result of Year 2000 issues, should have a material adverse effect on the Company. The new systems are expected to be Year 2000 capable and are scheduled for deployment in fiscal year 2000. The systems have been or will be externally verified and tested to be Year 2000 compliant.

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


Liquidity and Capital Resources

          During fiscal 1999, the Company generated $4,788,000 of cash from operating activities, received $816,000 from the issuance of common stock associated with the exercise of stock options, expended $5,158,000 for capital equipment and leasehold improvements, expended $4,535,000 for equipment associated with rental and monitoring contracts, and expended $1,170,000 for capitalized internally developed software. The total of all cash flow activities resulted in a decrease in the balance of cash and cash equivalents of $1,146,000 for fiscal 1999.

          The Company's working capital decreased $4,165,000 to $10,660,000 at June 30, 1999. This decrease was primarily the result of the sale of assets associated with the sold CIS business unit, $3,950,000 outstanding line of credit for short term operating needs and increased inventory levels by $707,000 due to new product introductions which will be reduced in future months. Accounts receivable increased throughout fiscal 1999 primarily as a result of overall revenue growth. The Company is emphasizing improved accounts receivable collections across both business units and expects to reduce its past due receivables in fiscal 2000 as compared to fiscal 1999.

          The Company has an available $5,000,000 line of credit with Bank One, Boulder Colorado which expires in September 1999. As of June 30, 1999, $3,950,000 had been drawn against this line. Subsequent to June 30, 1999, the Company increased the line of credit to $6,000,000 and has drawn additional amounts on the line. The Company is currently negotiating a new line of credit increase that will fund anticipated fiscal 2000 working capital requirements. The Company expects to generate cash from operations during the second half of fiscal year 2000 which will be used to pay down a portion of the line of credit.

          Working capital may be obtained by financing certain operating and sales-type leases under recourse and non-recourse borrowing arrangements. These borrowings would be collateralized with a security interest in the leased equipment. At June 30, 1999, the Company had unfunded leases in the amount of $7,030,000 which could be used as collateral for future borrowing arrangements.

          The Company believes it will have adequate sources of cash and available bank line of credit to fund anticipated working capital needs for its existing business through fiscal 2000.

          Subsequent to the 1999 fiscal year end, the Company finalized an agreement to sell its equity interest in a building where it leases office space. The transaction is not expected to have any adverse consequences on the Company's cash flow or earnings.

          The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. The instrument's cash flows are denominated in U.S. dollars. The Bank One line of credit balance of $3,950,000 represents the majority of these financial instruments.

Market Risk

June 30, 1999                                       Expected Maturity Rate
                                                  --------------------------
                                                     2000            Fair
                                                                     Value

     Short-term borrowings                        $4,052,000      $4,052,000
     Average interest rate                              7.75%

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


          On May 10, 1999, the Company dismissed Pricewaterhouse Coopers LLP
(PWC) as its independent accountants. PWC's reports on the Company's financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with its audits for the two most recent fiscal years and through May 10, 1999, there were no disagreements with PWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PWC would have caused them to make reference thereto in their report on the financial statements for those years. PWC has furnished the Company with a copy of its letter addressed to the SEC stating that it agrees with the foregoing statements. That letter was filed by the Company as Exhibit 16 to its Current Report on Form 8-K reporting an event of May 10, 1999, which the Company filed on May 17, 1999.

          The Company engaged Arthur Andersen LLP as its new independent accountants as of May 10, 1999. The Company has not had any significant disagreements with the current accountants on accounting and financial disclosure.

          The Company's Audit Committee recommended and approved the decision to change independent accountants.

                                   PART III


          Items 10 (except as to executive officers, see Part I), 11, 12 and 13 are hereby incorporated by reference from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on November 16, 1999.

Item 14. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K.

 (a)      The following documents are filed as part of this report:

          1.   Consolidated Financial Statements

               Report of Independent Accountants

               Consolidated Balance Sheets at June 30, 1999 and 1998

               Consolidated Statements of Operations for each of the three years in the period ended June 30, 1999

               Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended June 30, 1999

               Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 1999

               Consolidated Notes to Financial Statements

          2.   Consolidated Financial Statement Schedules:
               Schedule II - Valuation and qualifying accounts

               All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

 (b) The Company filed a current report on Form 8-K during the last quarter of the period covered by this report. On May 17, 1999, the Company filed a report of an event under item four to report a change in the Company's Certifying Accountant, which occurred as of May 10, 1999. No financial statements were filed with the report.

 (c)      Exhibits:

  3.1 Articles of Incorporation, as amended, of the Registrant, as filed with and incorporated by reference from the Company's Proxy Statement for the Annual Meeting of Shareholders held November 7, 1991.

  3.2 Bylaws, as amended, of the Registrant, as filed with and incorporated by reference from the Company's Registration Statement on Form S-18 (Registration No. 2-82311-D) effective May 4, 1983.

  4.1 Form of Common Stock Certificate, as filed with and incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 33-36683) filed September 4, 1990.

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

 4.4 BI Incorporated 1991 Employee Stock Purchase Plan. Filed with the commission on December 28, 1990 as an exhibit to Form S-8 (Registration No 33-38428) and incorporated by reference.

 4.5 BI Incorporated 1991 Stock Option Plan. Filed with the Commission on December 20, 1991 as an exhibit to Form S-8, and modified by exhibit to Form S-8, filed with the Commission on April 28, 1993, and incorporated by reference, and modified by exhibit to Form S-8, filed with the Commission on March 2, 1995, and incorporated by reference.

4.6 BI Incorporated 1996 Stock Option Plan, as filed with and incorporated by reference from the Company's registration statement on Form S-8, as exhibit 4.1, as filed with the Commission on May 21, 1999.

 10.1 Form of Employment Agreement, previously filed with the Commission as an exhibit to 1994 Form 10-K and incorporated by reference.

 10.2 Property lease between the Company and Terrence J. O'Connor (landlord) dated May 15, 1990 with Addendums dated February 9, 1996 and October 10, 1996 concerning building located at 6400 Lookout Road, Boulder, Colorado, 80301, as filed with and incorporated by reference on Form 10-K for the fiscal year ended June 30, 1998.

 10.3 Property leases between the Company and Point II, LLC (landlord) concerning building located at 6325 Gunpark Drive, Boulder, Colorado, 80301 dated February 9, 1996 with Addendum's dated June 13, 1996 and February 26, 1997 and lease dated February 21, 1997, as filed with and incorporated by reference from exhibit 4.8 to the Company's Annual Report on form 10-K for the fiscal year ended June 30, 1998.

 *21.1    Subsidiaries of the Registrant

 *23.1    Consent of Arthur Andersen LLP

 *23.2    Consent of PriceWaterhouseCoopers LLP


*  Filed herewith


In the event that you have received a copy of this Annual Report on Form 10-K which does not contain exhibits, the Company will, upon written request directed to Investor Relations at the Company's principal offices referred to on the 10-k cover page, provide a copy of any exhibit filed as part of this report upon payment of a reasonable fee.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BI Incorporated

                              By: /s/ David J. Hunter
                                  -------------------
                                      David J. Hunter
                                      President

                              Date: September 24, 1999
                                    ------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



SIGNATURE                     TITLE                           DATE
---------                     -----                           ----

/s/ David J. Hunter
____________________________
David J. Hunter               President, Chief Executive
                              Officer and Director
                              (Principal Executive Officer)   September 24, 1999

/s/ Jacqueline A. Chamberlin
____________________________
Jacqueline A. Chamberlin      Vice President of Finance
                              (Principal Financial and
                              Accounting Officer)             September 24, 1999

/s/ Jeremy N. Kendall
____________________________
Jeremy N. Kendall             Chairman                        September 24, 1999


/s/ William E. Coleman
____________________________
William E. Coleman            Vice Chairman                   September 24, 1999


/s/ McKinley C. Edwards, Jr.
____________________________
McKinley C. Edwards, Jr.      Director                        September 24, 1999


/s/ Beverly J. Haddon
_________________________
Beverly J. Haddon             Director                        September 24, 1999


/s/ Perry M. Johnson
_________________________
Perry M. Johnson              Director                        September 24, 1999


/s/ Barry J. Nidorf
_________________________
Barry J. Nidorf               Director                        September 24, 1999


/s/ Byam K. Stevens, Jr.
_________________________
Byam K. Stevens, Jr.          Director                        September 24, 1999

                   Report of Independent Public Accountants




To the Board of Directors and Stockholders of BI Incorporated:

We have audited the accompanying consolidated balance sheet of BI Incorporated (a Colorado corporation) and subsidiaries as of June 30, 1999, and the related consolidated statements of operations, stockholders'equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of BI Incorporated as of June 30, 1998 and 1997, were audited by other auditors whose report dated August 14, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BI Incorporated and subsidiaries as of June 30, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


Arthur Andersen LLP


Denver, Colorado
August 26, 1999

                       Report of Independent Accountants



To the Board of Directors and Stockholders of BI Incorporated:

In our opinion, the consolidated balance sheet and the related statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of BI Incorporated and its subsidiaries at June 30, 1998, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company?s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of BI Incorporated and its subsidiaries for any period subsequent to June 30, 1998.


PricewaterhouseCoopers LLP


Broomfield, Colorado
August 14, 1998

                                BI INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                                                      June 30,                  June 30,
                                                                        1999                      1998
                                                                    ------------               -----------
  ASSETS
Current assets
  Cash                                                              $          -               $     1,146
  Receivables, net                                                        14,521                    10,250
  Inventories, net                                                         4,100                     3,393
  Investment in sales-type leases                                          3,662                     4,337
  Deferred income taxes                                                      933                       751
  Prepaid expenses                                                           825                       529
  Current assets of discontinued operations                                    -                     2,275
                                                                    ------------               -----------
    Total current assets                                                  24,041                    22,681

Investment in sales-type leases                                            3,368                     3,529
Rental and monitoring equipment, net                                       6,393                     4,872
Property and equipment, net                                               15,355                    12,996
Intangibles, net                                                          11,998                    12,213
Long term deferred tax asset                                               2,011                     1,203
Investments in common stock                                                1,321                       100
Software, net                                                                892                       290
Other assets                                                               2,872                     1,859
Long term assets of discontinued operations                                    -                     2,246
                                                                    ------------               -----------

                                                                    $     68,251               $    61,989
                                                                    ============               ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                  $      2,516               $     2,961
  Outstanding liabilities in excess of cash                                  971                         -
  Accrued compensation and benefits                                        2,673                     1,816
  Deferred revenue                                                         1,535                     1,625
  Income taxes payable                                                       215                       347
  Borrowings                                                               4,052                         -
  Other liabilities                                                        1,419                       759
  Current liabilities of discontinued operations                               -                       348
                                                                    ------------               -----------
    Total current liabilities                                             13,381                     7,856
                                                                    ------------               -----------
Capital lease obligation                                                   6,714                     6,897
Deferred revenue                                                           2,275                     2,329

Commitments (Notes 6 & 9)

Stockholders' equity
  Common stock, no par value, 75,000 shares
   authorized; 7,791 shares issued and outstanding
   June 30, 1999, and 7,640 shares issued and
   outstanding June 30, 1998                                              34,996                    34,076
  Retained earnings                                                       10,885                    10,831
                                                                    ------------               -----------
                                                                          45,881                    44,907
                                                                    ------------               -----------

                                                                    $     68,251               $    61,989
                                                                    ============               ===========


                    The accompanying notes are an integral
                  part of these consolidated balance sheets.

                                BI INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)

                                                                                         Year Ended June 30,
                                                                       ------------------------------------------------------
                                                                           1999                   1998                1997
                                                                       ------------------------------------------------------
Revenue
  Service and monitoring income                                        $   56,049             $   43,536           $   32,964
  Direct sales                                                             11,390                 13,822               12,750
  Rental income                                                               854                    742                1,008
  Other income                                                                 74                    526                  271
                                                                       ----------             ----------           ----------
    Total revenue                                                          68,367                 58,626               46,993
                                                                       ----------             ----------           ----------


Costs and expenses
  Cost of service and monitoring income                                    28,591                 22,486               15,627
  Cost of direct sales                                                      4,876                  5,958                6,137
  Cost of rental income                                                       315                    221                  282
  Selling, general and administrative expenses                             19,799                 17,278               14,037
  Amortization and depreciation                                             3,738                  3,080                2,067
  Research and development expenses                                         1,943                  2,417                2,698
  Provision for doubtful accounts                                           1,927                  1,806                1,732
                                                                       ----------             ----------           ----------
    Total costs and expenses                                               61,189                 53,246               42,580
                                                                       ----------             ----------           ----------


Income from continuing operations before income taxes                       7,178                  5,380                4,413
Income tax provision                                                       (3,022)                (2,394)              (1,957)
                                                                       ----------             ----------           ----------

Net income  from continuing operations                                      4,156                  2,986                2,456

Loss from results of discontinued operations, net of tax                   (3,267)                  (315)                (623)
Loss on disposal of discontinued operations, net of tax                      (835)                     -                    -
                                                                       ----------             ----------           ----------


Net income                                                             $       54             $    2,671           $    1,833
                                                                       ==========             ==========           ==========


Basic earnings per share from continuing operations                    $     0.54             $     0.40           $     0.34
                                                                       ==========             ==========           ==========


Basic loss per share from discontinued operations                     ($     0.53)           ($     0.04)         ($     0.09)
                                                                       ==========             ==========           ==========


Basic earnings per share                                               $     0.01             $     0.36           $     0.25
                                                                       ==========             ==========           ==========


Weighted average number of common shares outstanding                        7,709                  7,506                7,252
                                                                       ==========             ==========           ==========


Diluted earnings per share from continuing operations                  $     0.52             $     0.38           $     0.33
                                                                       ==========             ==========           ==========


Diluted loss per share from discontinued operations                   ($     0.51)           ($     0.04)         ($     0.08)
                                                                       ==========             ==========           ==========


Diluted earnings per share                                             $     0.01             $     0.34           $     0.25
                                                                       ==========             ==========           ==========


Weighted average number of common and
common equivalent shares outstanding                                        7,977                  7,841                7,451
                                                                       ==========             ==========           ==========


                    The accompanying notes are an integral
               part of these consolidated financial statements.

                                BI INCORPORATED
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                (in thousands)

                                              Common Stock    Retained
                                           ------------------
                                            Shares    Amount  Earnings   Total
                                           ------------------ -------- --------
Balance June 30, 1996                         7,004   $30,879   $6,327  $37,206
  Exercise of stock options and warrants        200     1,186        -    1,186
  Stock purchases and retirement               (360)   (2,559)       0   (2,559)
  Issuance of common stock pursuant to
    stock purchase plan                          15        90        -       90
  Tax benefit from exercise of stock options      -       183        -      183
  Stock issued as part of acquisition           558     2,681        -    2,681
  Net income                                      -         -    1,833    1,833

                                           ------------------ -------- --------
Balance June 30, 1997                         7,417    32,460    8,160   40,620
  Exercise of stock options                     202     1,198        -    1,198
  Issuance of common stock pursuant to
    stock purchase plan                          21       145        -      145

  Tax benefit from exercise of stock options      -       273        -      273

  Net income                                      -         -    2,671    2,671
                                           ------------------ -------- --------
Balance June 30, 1998                         7,640    34,076   10,831   44,907
  Exercise of stock options                     125       663        -      663

  Issuance of common stock pursuant to
    stock purchase plan                          26       153        -      153

  Tax benefit from exercise of stock
  options                                         -       104        -      104

  Net income                                      -         -       54       54
                                           ------------------ -------- --------
Balance June 30, 1999                         7,791   $34,996  $10,885  $45,881

                                           ================== ======== ========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                                BI INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                                                        For the year
                                                                                       ended June 30,
                                                                   ------------------------------------------------
                                                                          1999            1998             1997
                                                                   ------------------------------------------------
Cash flows from operating activities:
  Net income                                                       $       54          $   2,671          $  1,833

  Adjustments to reconcile net income to net cash from
    operating activities:
    Amortization and depreciation                                       7,352              7,133             6,668
    Provision for doubtful accounts                                     1,927              1,806             1,732
    Benefit from deferred income taxes                                   (990)              (575)             (414)

  Changes in assets and liabilities:
    Receivables                                                        (6,198)            (4,080)           (1,159)
    Investment in sales type leases                                       836             (1,109)            1,034
    Inventories, net                                                     (707)               468              (841)
    Prepaid and other assets                                             (457)              (240)              574
    Accounts payable                                                      526              1,243              (103)
    Accrued and other expenses                                          1,517                669              (751)
    Deferred revenue                                                     (144)               501              (205)
    Income taxes payable                                                  (28)               217               587
    Decrease/(increase) in net assets of discontinued operations        1,100             (1,619)             (379)
                                                                   -----------------------------------------------
Net cash from operating activities                                      4,788              7,085             8,576
                                                                   -----------------------------------------------


Cash flows from investing activities:
  Capital expenditures                                                 (5,158)            (4,983)           (2,366)
  Increase in rental and monitoring equipment                          (4,535)            (3,176)           (2,905)
  Increase in capitalized software                                     (1,170)              (561)             (517)
  Expenditures for licenses                                              (756)              (623)             (309)
  Proceeds from sale of discontinued operations                         1,000                  -                 -
  Cash paid for acquisitions net of cash acquired                           -                  -            (4,234)
  Change in short-term investments                                          -                450               649
  Other                                                                     -                  -              (152)
                                                                   ------------------------------------------------
Net cash used in investing activities                                 (10,619)            (8,893)           (9,834)
                                                                   -----------------------------------------------

Cash flows from financing activities:
  Payments on capital lease obligation                                   (183)               (83)              (28)
  Proceeds from issuance of common stock                                  816              1,343             1,276
  Purchase of common stock                                                  -                  -            (2,559)
  Proceeds from borrowings                                              4,052                  -                 -
                                                                   -----------------------------------------------
Net cash from (used in) financing activities                            4,685              1,260            (1,311)
                                                                   -----------------------------------------------

Net change in cash                                                     (1,146)              (548)           (2,569)

Cash at beginning of year                                               1,146              1,694             4,263
                                                                   -----------------------------------------------

Cash at end of year                                                $        -          $   1,146          $  1,694
                                                                   ===========         =========          ========

                    The accompanying notes are an integral
               part of these consolidated financial statements.

BI Incorporated
Notes to Consolidated Financial Statements


Note 1 - Operations and Summary of Significant Accounting Policies

         BI Incorporated, a Colorado corporation, designs, manufactures, markets and supports electronic monitoring systems and other automatic identification devices. The Company provides 24-hour monitoring services using equipment it manufactures. In addition, the Company provides probation services to misdemeanant probationers and day reporting services to felony probationers. These products and services are for use by corrections agencies as an integral part of their community correction programs. These consolidated financial statements include the accounts of BI Incorporated and its majority owned subsidiaries (together the "Company"). All intercompany transactions have been eliminated in consolidation.


Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


Reclassification

         Certain 1998 and 1997 financial statement amounts have been reclassified to conform to the current year presentation.

Concentration of Credit Risk

         Financial instruments which subject the Company to concentrations of credit risk are accounts receivable and net investments in sales type leases. The Company performs ongoing credit evaluations of its customers'financial condition and generally requires no collateral. Additionally, the Company manages a portion of its credit risk by billing certain services in advance. The Company has no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts, or other hedging arrangements.

Fair Value of Financial Instruments

         The Company's financial instruments consist of cash, accounts receivable, net investments in sales type leases, investments in common stock, short-term trade payables, and borrowings. There are no quoted market prices for investments in common stock and because a reasonable estimate of fair value could not be made, they are carried at cost.


Inventories

         Inventories are stated at the lower-of-cost-or-market. Cost is determined using the first-in, first-out ("FIFO") method.


Intangibles, Property and Equipment

BI Incorporated

Notes to Consolidated Financial Statements


         Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives of three to seven years.
Rental and monitoring equipment are stated at cost and depreciated on a straight-line basis over three years. Repair and maintenance expenses which do not extend the useful lives of the related assets are expensed as incurred.

         Goodwill represents the excess of purchase price over fair value of net assets acquired and is amortized on a straight-line basis over periods of 10-20 years. The Company's long-lived assets are reviewed for impairment whenever events and circumstances warrant. A long-lived asset is deemed impaired if the future undiscounted cash flows are insufficient to recover the carrying amount of the asset. If impaired the long-lived asset is reduced to its fair value.

         Patents and licenses are amortized on a straight-line basis over 10 -17 years. The manufacturing technology is amortized over the greater of units of production method or 10 years, on a straight-line basis. Amortization related to goodwill, patents and licenses and the manufacturing technology was $971,000, $1,484,000, and $1,364,000 in fiscal 1999, 1998, and 1997, respectively.

Research and Development and Capitalized Software

         The Company capitalizes internally developed software costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Capitalization of development costs of software products begins once the technological feasibility of the product is established. Based on the Company's product development process, technological feasibility is established upon completion of a detailed program design. Capitalization ceases when such software is ready for general release, at which time amortization of the capitalized costs begins. Capitalized software costs are net of accumulated amortization of $2,463,000 and $2,647,000 as of 1999 and 1998, respectively.

         Amortization of capitalized internally developed software costs is computed as the greater of: (a) the amount determined by ratio of the product's current revenue to its total expected future revenue or (b) the straight-line method over the product's estimated useful life of five years. During all periods presented herein, the Company has used the straight-line method to amortize such capitalized costs. Amortization of software costs was $568,000, $531,000 and $756,000 in 1999, 1998 and 1997, respectively.

         Research and development costs relating principally to the design and development of products (exclusive of software costs capitalized) are expensed as incurred. The cost of developing routine enhancements are expensed as research and development costs as incurred because of the short time between the determination of technological feasibility and the date of general release of related products.

Supplemental disclosures of cash flow information:
                                                  1999       1998         1997
                                         -------------------------------------
                      Interest received      $  595,000 $  601,000    $711,000
                      Interest paid             681,000    602,000     393,000
                      Income taxes paid       1,384,000  2,230,000     644,000



         Interest received includes interest from sales-type leases, which is recognized using the effective interest rate method, and classified with direct sales revenue.

Supplemental schedule of noncash investing and financing activities:

BI Incorporated
Notes to Consolidated Financial Statements


                                                1999        1998       1997
                                          ------------------------------------
          Financial instruments received
          in exchange for assets of
          discontinued business unit          $2,073,000       -            -

          Stock Issued for acquired
          Companies                                    -       -  $ 2,681,000

          Obligation under capital lease               -       -  $ 7,140,000


Revenue recognition

         Service and monitoring income is recorded monthly over the term of the contract and any prepaid amounts are deferred. Product and sales-type lease direct sales revenue is generally recorded upon shipment. Rental income associated with operating leases is recorded monthly over the rental period. Probation and day reporting service income is recognized monthly as the probation services are provided. Revenue from software system sales relates primarily to discontinued operations (Note 5), and was recognized using the percentage of completion method.

         The Company records the portion of future minimum sales-type lease payments related to second and third year extended maintenance services as deferred revenue. This revenue is recognized monthly, beginning in month thirteen of the lease, over the remaining term of the lease. The costs of product warranties are accrued at the time of product sales and are recorded based upon estimates of costs to be incurred to repair or replace items under warranty.


Stock Based Compensation

         The Company accounts for its employee stock option plan and other employee stock-based compensation arrangements using the intrinsic value method but discloses the proforma effect of using the fair value method. Under the intrinsic value method, no compensation is generally recognized for grants to employees made at or above the fair value of the underlying common stock. Grants to non-employees are recorded at fair value.


Income Taxes

         A current provision for income taxes is recorded for actual or estimated amounts payable or refundable on tax returns filed or to be filed for each year. Deferred income tax assets and liabilities are recorded for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities and carryforwards. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense for the period. Effects of changes in tax laws on deferred tax assets and liabilities are reflected as adjustments to tax expense in the period of enactment. Deferred tax assets are recognized for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized.


Comprehensive Income

BI Incorporated
Notes to Consolidated Financial Statements

         The Company has adopted the provisions of SFAS No. 130, 'Reporting Comprehensive Income'. SFAS No. 130 establishes standards for reporting comprehensive income and its components in the financial statements. Comprehensive income as defined, includes all changes in equity (net assets) during a period from non-owner sources. As of June 30, 1999 there have been no differences between the Company's comprehensive income and its net income.

Net income per share

         Basic earnings per share ('EPS') excludes all dilution and is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common equivalent shares are excluded in periods in which they have an anti-dilutive effect. For 1999, 1998 and 1997, the difference between weighted average shares outstanding 'basic and weighted average shares outstanding 'diluted is attributable to outstanding options to purchase common stock of 268,000, 335,000 and 199,000, respectively.


Recent Accounting Pronouncements

         Statement of Financial Accounting Standards No. 133

         In June 1998, the FASB issued SFAS No. 133, 'Accounting for Derivative Instruments and Hedging Activities'. This statement is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. To date, the Company has not entered into any derivative financial instruments or hedging activities.

         Statement of Position 98-1

         In March 1998, the American Institute of Certified Public Accountants ('AICPA') issued Statement of Position 98-1, 'Accounting for the Costs of Computer Software Developed or Obtained for Internal Use'('SOP 98-1'). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for fiscal 2000. The adoption of SOP 98-1 will not have a material impact on the Company's financial condition or results of operations.



Note 2 - Receivables, Net Investment in Sales-Type Leases, and Operating Leases - as Less or

         A significant portion of the Company's receivables and net investment in sales-type leases is due from governmental agencies or divisions thereof. One of these customers accounted for 9% of total revenue in 1999, 10% of total revenue in 1998, and 12% of total revenue in 1997.


Receivables

         Receivables consist of the following (in thousands):

BI Incorporated
Notes to Consolidated Financial Statements

                                                         June 30,
                                                    1999        1998
                                                  -----------------------
               Trade, net of allowance for
               doubtful accounts of
               $2,510 in 1999 and $1,316 in 1998     $ 14,444    $ 10,207

               Due from officers and employees             77          43
                                                  -----------------------
                                                     $ 14,521    $ 10,250
                                                  =======================

Net investment in sales-type leases

         The components of the Company's net investment in sales-type leases are as follows (in thousands):
                                                            June 30,
                                                       1999          1998
                                                  -----------------------
               Total minimum lease payments         $ 7,696       $ 8,530

               Less: Deferred revenue                  (666)         (664)
                                                  -----------------------
               Net investment                         7,030         7,866

               Less: Current portion                 (3,662)       (4,337)
                                                  -----------------------
               Long-term portion                    $ 3,368       $ 3,529
                                                  -----------------------

         Future minimum lease payments to be received under sales-type leases at June 30, 1999 are $4,082,000, $2,368,000, $914,000, $211,000, and $121,000 in
fiscal 2000, 2001, 2002, 2003, and 2004, respectively.


Operating leases - as lessor

         The Company offers short-term leases to its customers as an alternative to buying its products. The lease term for operating leases is generally up to one year, with payments due monthly, and the Company retains title to the equipment.


Note 3 - Inventories

         Inventories consist of the following (in thousands):

                                                          June 30,
                                                       1999      1998
                                                  ---------------------
               Raw materials                        $ 3,055     $ 2,223
               Work-in-process                          550         588
               Finished goods                           845         902
                                                      4,450       3,713
                                                  ---------------------
               Less: allowance for obsolescence        (350)       (320)
                                                  ---------------------
                                                    $ 4,100     $ 3,393
                                                  =====================


Note 4 - Equipment and Intangibles

Rental and Monitoring Equipment

BI Incorporated
Notes to Consolidated Financial Statements


         Rental and monitoring equipment consist of the following (in thousands):

                                                               June 30,
                                                            1999      1998
                                                       -------------------
                     Rental equipment                  $ 1,881     $ 1,376
                     Monitoring equipment               20,287      16,257
                                                       -------------------
                                                        22,168      17,633
                     Less: accumulated depreciation
                     and amortization                  (15,775)    (12,761)
                                                       -------------------
                                                       $ 6,393     $ 4,872
                                                       ===================
Property and Equipment

         Property and equipment consist of the following (in thousands):

                                                             Junee 30,
                                                         1999     1998
                                                       ---------------------
                     Property and equipment            $ 26,989     $ 21,831
                     Less: accumulated depreciation     (11,634)      (8,835)
                                                       ---------------------
                                                       $ 15,355     $ 12,996
                                                       =====================
Intangibles

         Intangibles consist of the following (in thousands):
                                                               June 30,
                                                              1999   1998
                                                       ---------------------
                     Goodwill                          $ 14,258     $ 14,258
                     Patents and licenses                 2,649        1,893
                     Manufacturing technology             3,000        3,000
                                                       ---------------------
                                                         19,907       19,151
                     Less: accumulated amortization      (7,909)      (6,938)
                                                       $ 11,998     $ 12,213
                                                       =====================

Note 5   Discontinued Operations

         In March 1999, the Company entered into a letter of intent to sell the assets of its CIS business unit. Based on management's assessment of the net realizable value of the CIS business unit assets, with consideration of the terms of the proposed sale included in the letter of intent, the Company recorded an asset impairment charge. Subsequently the Company decided to discontinue its CIS business unit and sold the net assets on April 30, 1999. The CIS business unit's losses from its results of operations and its disposal are presented in the Company's financial statements as discontinued operations, net of related income taxes. The results of discontinued operations include CIS's operating losses for the year ($709,000, net of taxes) plus asset impairment charge ($2,558,000, net of taxes), which was charged to income before the Company adopted a formal plan to dispose of the business unit. Selling and other additional costs that the Company expects to incur ($835,000, net of taxes) which relate to the final sales contract have been included in the loss on disposal of discontinued operations. Revenues of the CIS business unit were $3,574,000, $3,375,000 and $1,408,000 in fiscal 1999, 1998 and 1997, respectively.

Note 6 - Borrowings and Lease Commitments

         The Company has a $5,000,000 bank line of credit bearing interest at the bank's prime rate, (7.75% at June 30, 1999) expiring in September 1999. At June 30, 1999, the Company had borrowings of $3,950,000

BI Incorporated
Notes to Consolidated Financial Statements

outstanding against the line. Borrowings under the line of credit are secured by inventory, equipment and accounts receivable. The line of credit sets forth certain financial and other covenants, including prior written consent to the payment of any dividends, that must be met by the Company if indebted to the bank. The Company was not in compliance with the covenants with respect to debt service coverage as of June 30, 1999, however management has received a waiver from the bank with respect to compliance with the covenant. The Company also has outstanding vehicle loans totaling $102,000, as of June 30, 1999. The vehicle loans bear interest at 7.50% and mature in February 2002.

     The Company leases office space under a capital lease. The following is a schedule by years of future minimum lease payments under this capital lease together with the present value of the net minimum lease payments as of June 30, 1999:

            Year ending June 30 (in thousands):
                                      2000               $   762
                                      2001                   800
                                      2002                   840
                                      2003                   882
                                      2004                   926
                                      Thereafter           7,037
                                                           -----
                     Total minimum lease payments         11,247
                     Less amount representing interest    (4,352
                     Present value of future minimum
                     lease payments                        6,895
                     Short term obligation                  (181
                     Long term obligation                $ 6,714

     At June 30, 1999, the net book value of the building capitalized lease included in property and equipment is $7,140,000, which is net of accumulated depreciation of $1,360,000. The interest rate implicit in the lease agreement is 8.5%.

     The Company leases office space and certain equipment under operating leases. Rental expense was $1,627,000, $933,000, and $683,000 for fiscal 1999, 1998 and 1997, respectively. Minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 1999 are as follows:

                 Year ending June 30 (in thousands):
                                           2000                $ 1,588
                                           2001                  1,177
                                           2002                    643
                                           2003                    142
                                           2004                      -
                                                               -------
                 Total minimum payments required               $ 3,550
                                                               =======


Note 7 - Income Taxes

     The provision for income taxes attributable to income from continuing operations is comprised of the following (in thousands):

                                             1999       1998        1997

BI Incorporated
Notes to Consolidated Financial Statements

                            Current provision
                                Federal          $ 3,434    $ 2,285   $ 2,002
                                State                498        466       369
                                Foreign               80        218         -
                            Deferred (benefit)
                                Federal             (936)      (522)     (349)
                                State                (54)       (53)      (65)
                            --------------------------------------------------
                                                 $ 3,022    $ 2,394   $ 1,957
                            --------------------------------------------------

     The Company has approximately $274,000 and $628,000 of foreign income subject to foreign income tax in 1999 and 1998, respectively.

     The income tax benefit attributable to income from discontinued operations is comprised of the following (in thousands):

                                                    1999       1998      1997
                            -------------------------------------------------
                            Current benefit
                                Federal         $ (2,315)    $ (220)   $ (431)
                                State               (341)       (32)      (66)
                            -------------------------------------------------
                                                $ (2,656)    $ (252)   $ (497)
                            =================================================


     A reconciliation of income tax provision computed by applying the federal income tax rate of 34% to income from continuing operations before income taxes is as follows (in thousands):

                                                    1999       1998      1997
                                                 ----------------------------
            Expected statutory rate              $ 2,441    $ 1,829   $ 1,500
            State taxes, net                         331        245       207
            Goodwill amortization                    327        286       231
            Tax exempt interest on
            Sales-type leases                       (121)       (99)     (116)
            Increase of valuation allowance           14        178         -
            Other, net                                30        (45)      135
                                                 ----------------------------
                                                 $ 3,022    $ 2,394   $ 1,957
                                                 ============================

     The provision for income taxes is attributable to continuing operations and discontinued operations as follows (in thousands):

                                                      1999      1998     1997
                                                    -------------------------
            Provision attributable to continuing
             operations                             $3,008   $ 2,216  $ 1,197

BI Incorporated
Notes to Consolidated Financial Statements

                                 Net provision attributable to continuing
                                    operations                                     3,002     2,394     1,957
                                 Benefit attritable to discontinued operations    (2,656)     (252)   (1,460)
                                                                                  ---------------------------
                                    Total income tax provision                    $  366    $2,142   $ 1,460
                                                                                  ---------------------------

     The significant components of the Company's deferred income tax assets and liabilities for fiscal 1999 and 1998 were as follows (in thousands):

                                                                                       1999         1998
                                                                                     -------------------
                                 Deferred tax assets:
                                    Tax credit carryforwards                           $339         $208
                                    Accrued liabilities                                 390          189
                                    Amortization and depreciation                     1,756        1,513
                                    Bad debt                                            866          431
                                    Accrued Rent                                        346          239
                                    Maintenance - unearned revenue                       74          120
                                    Other - miscellaneous                               217          353
                                                                                     -------------------
                                 Total deferred tax asset                             3,988        3,053
                                    Less: valuation allowance                          (192)        (178)
                                                                                     -------------------
                                 Net deferred tax asset                               3,796        2,875
                                 Deferred tax liabilities:
                                    Deferred revenue                                   (222)        (224)
                                    Capitalized software                               (526)        (662)
                                    Other                                              (104)         (35)
                                                                                     -------------------
                                 Gross deferred tax liabilities                        (852)        (921)
                                                                                     -------------------
                                 Net deferred tax asset:                              2,944        1,954
                                    Current                                            (933)        (751)
                                                                                     -------------------
                                 Long-term                                           $2,011       $1,203
                                                                                     ===================

     At June 30, 1999 and 1998 the Company had foreign tax credit carryforwards for income tax purposes of $339,000 and $208,000, respectively. These would expire in fiscal year 2000 through fiscal year 2004 if not utilized. Due to the uncertainty relating to the realization of the benefit of the tax credits, a valuation allowance has been recorded for a portion of the amounts.


Note 8 - Employee Benefit Plans, Options and Warrants

     The Company has five stock option plans, the Director and Key Employee Non-qualified Stock Option Plan (the "Director and Key Employee Plan"), the Employee Non-qualified Stock Option Plan (the "Employee Plan"), the Director Non-qualified Stock Option Plan (the "Director Plan"), the 1991 Stock Option Plan (the "1991 Plan") and the 1996 Stock Option Plan (the "1996 Plan").
 The Director and Key Employee Plan, Employee Plan, Director Plan and 1991 Plan have expired, although outstanding options are still being exercised.

BI Incorporated
Notes to Consolidated Financial Statements

     Under the Company's 1996 Stock Option Plan, the Company may grant options to its employees and directors for up to one million shares of common stock. Under the Plan, options are granted at an exercise price equal to the fair market value of the Company's common stock on the grant date. The options vest over periods not to exceed 48 months and expire in 10 years or less.

     The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1999, 1998 and 1997, respectively:
No estimated dividends for all three years; expected volatility of 57.9% for 1999, 56.9% for 1998, and 57.5% for 1997; risk-free interest rates between 4.74% and 6.13% for 1999, 5.44% and 5.95% for 1998, and 6.20% and 6.86% for 1997; and
expected option terms between 7 and 10 years for 1999, 1998 and 1997.

     Had compensation cost for the Company's two stock base compensation plans been determined based on the fair value at the grant dates for award under those plans, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                   1999         1998        1997
                                                 -------------------------------
         Net income (loss):
           As reported                              $54       $2,671      $1,833
           Proforma                              (1,017)       1,696       1,099
         Net income (loss) per share - basic:
           As reported                              .01          .36         .25
           Proforma                                (.13)         .23         .15
         Net income (loss) per share - diluted:
           As reported                              .01          .34         .25
           Proforma                                (.13)         .22         .15
                                                 -------------------------------

BI Incorporated
Notes to Consolidated Financial Statements

     The following table summarizes option transactions under all five plans during each of the three years ending June 30, 1999 (in thousands):

                                       Number of             Weighted Average
                                        Shares                Exercise Price
        ---------------------------------------------------------------------
        Outstanding, June 30, 1996       785                      5.50
        Granted                          813                      6.98
        Exercised                       (171)                     5.56
        Canceled                         (68)                     6.15
        ---------------------------------------------------------------------

        Outstanding, June 30, 1997     1,359                      6.34
        Granted                          278                      8.29
        Exercised                       (202)                     5.94
        Canceled                         (58)                     6.70
        ---------------------------------------------------------------------

        Outstanding, June 30, 1998     1,377                      6.78
        Granted                          220                      9.90
        Exercised                       (125)                     5.32
        Canceled                          (9)                     6.59
        ---------------------------------------------------------------------

        Outstanding, June 30, 1999     1,463                    $ 7.37
        =====================================================================

     The weighted average fair value of options granted during 1999, 1998, and 1997 were $7.83, $5.41, and $5.11, respectively.

     The following table summarizes information about fixed stock options outstanding at June 30, 1999 (in thousands):

                                  Options Outstanding                                  Options Exercisable
            -------------------------------------------------------             ---------------------------------
                                     Weighted
                     Number          Average            Weighted                    Number           Weighted
    Range of      Outstanding at    Remaining          Average                  Exercisable at        Average
Exercise Prices      6/30/99     Contractual Life     Exercise Price               6/30/99         Exercise Price
--------------------------------------------------------------------            ---------------------------------
    $4.19 - 4.88          67        2.2 years            $ 4.22                         67              $ 4.22
       $5.13              98        0.2 years            $ 5.13                         98              $ 5.13
     $5.50-6.88          231        3.6 years            $ 6.60                        169              $ 6.57
     $7.00-7.50          740        4.3 years            $ 7.02                        464              $ 7.00
     $8.31-9.38           99        6.3 years            $ 8.95                         35              $ 9.19
     $10.13-11.88        228        6.1 years            $10.50                         36              $10.45
--------------------------------------------------------------------            ---------------------------------
    $4.19-11.88        1,463        4.3 years            $ 7.37                        869              $ 6.73

Employee Stock Purchase Plan

BI Incorporated
Notes to Consolidated Financial Statements

     In July 1990, the Board of Directors adopted an Employee Stock Purchase Plan ("Purchase Plan") offering employees the right to collectively purchase a maximum of 200,000 shares of the Company's common stock. The maximum amount of shares available for purchase in any six month period is 50,000 shares. Eligible employees may contribute up to 10% of their base pay towards the purchase of the Company's common stock at 85% of the lower of the average market price on the first or the last day of the offering period. Proceeds received from the issuance of shares under the Purchase Plan are credited to stockholder's equity in the fiscal year shares are issued. Under the Purchase Plan, the Company sold 26,000, 21,000, and 15,000 shares to employees in 1999, 1998, and 1997, respectively.

     The fair value of each stock purchase grant is estimated on the date of grant using the Black-Scholes model with the following assumptions for 1999, 1998, and 1997: no estimated dividends; expected volatility of 31.1% and 40.6 %, 28.6% and 29.2%, and 27.3% and 72.0%, respectively; risk free interest rates of 4.59% and 5.11%, 5.23% and 5.44%, and 6.20% and 6.66%, respectively; and an expected life of six months for all three years.


Employee Savings Plan

     The Company has a 401(k) savings plan whereby the Company matches, subject to certain limits, $.20 for each $1.00 employees contribute up to 5% of compensation. Total Company contributions during fiscal 1999, 1998, and 1997 were $105,000, $80,000, and $66,000, respectively.

Note 9 - Legal Proceedings

          On August 27, 1997, the Company became a party to a class action complaint filed against it and certain of its officers and directors by CB Partners and Michael Connor in the District Court for the County of Boulder, Colorado. The complaint included various claims under securities laws as well as for common law fraud. On April 28, 1999, a motion to amend the complaint was filed with the Court, which dropped all references to the alleged misrepresentations and non-disclosures in the initial complaint and instead alleged the factual theories of channel stuffing (i.e., shipping of product to distributors with knowledge that distributors are accumulating inventory) and the making of overly optimistic projections of revenues and earnings. On August 23, 1999, the Court: (a) allowed the filing of the amended complaint; (b) granted in part and denied in part, the Company's motion for summary judgment;
(c) held that a class action is no longer maintainable and decertified the class; (d) dismissed the claim of channel stuffing; (e) rejected the amended complaint's reliance on the fraud-on-the-market theory and the corresponding presumption of reliance in an action based on securities fraud; and (f) dismissed all factual allegations supporting the claim of overly optimistic projections and earnings to artificially inflate the Company's stock price but for the allegation that such statements were allegedly made on September 10 and 11, 1996, and relied upon until September 12, 1996. On September 13, 1999, the Plaintiffs and the Company (and other defendants) submitted a Stipulated Motion to Dismiss. In that motion the Plaintiffs and Defendants asked the Court to dismiss the case with prejudice (which means the claims cannot be brought by these Plaintiffs again) because the Plaintiffs no longer desired to proceed with the case in light of the Court's August 23, 1999 ruling. The Court approved the dismissal of the case, with prejudice, as of September 21, 1999. The resolution of this matter did not have a material adverse impact on the Company's financial position or results of operations.

BI Incorporated
Notes to Consolidated Financial Statements

     The Company is also involved in four additional legal proceedings; one alleging negligence in manufacturing, one alleging general negligence and misrepresentation, one alleges misrepresentation, breech of warranty and general negligence, and the last suit alleges wrongful death from general negligence. One of the claimants seeks damages of $3,000,000, another seeks damages of $11,600,000, the third seeks $250,000,000 in damages, and the last seeks damages in excess of $100,000.

     Subsequent to June 30, 1999 the Company was named on a complaint filed August 10, 1999. The complaint alleges wrongful death, survivorship action, and a civil rights violation. The plaintiff seeks $10,500,000 in damages.

     Management believes the Company has adequate legal defenses and/or insurance coverage against all claims and intends to defend them vigorously. There can be no assurances however, that any individual case will result in an outcome favorable to the Company. In the event of any adverse outcome, neither the amount nor the likelihood of any potential liability which might result is reasonably estimable. The Company currently believes that the amount of the ultimate potential loss would not be material to the Company?s financial position or results of operations. However, an adverse future outcome in any individual case, including legal defense costs, could have a material effect on the Company's reported results of operations in a particular quarter.

Note 10 - Segment Information

     The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", in 1999. The Company's two reportable segments, Electronic Monitoring ("EM") and Community Correctional Services ("CCS"), are strategic business units that offer different products and services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are insignificant. The Company evaluates performance based on operating earnings of the respective business units. Receivables and Inventories are reported by segment, but other balance sheet information is not reported, since the Company does not produce such information internally.

BI Incorporated
Notes to Consolidated Financial Statements

     Summarized financial information concerning the Company's reportable segments of continuing operations is shown in the following table (in thousands):

               For the years ended June 30,                   EM          CCS          Total
                                                           ------------------------------------
               1997
                 Revenues                                  $ 36,580     $ 10,413        $ 46,993
                 Segment income (loss) before taxes           4,468          (55)          4,413
                 Segment net income (loss)                    2,487          (31)          2,456
                 Receivables, net                             6,700         1,276          7,976
                 Inventories, net                             3,861             -          3,861

               1998
                 Revenues                                  $ 41,938     $  16,688       $ 58,626
                 Segment income (loss) before taxes           6,133          (753)         5,380
                 Segment net income (loss)                    3,404          (418)         2,986
                 Receivables, net                             9,110         1,140         10,250
                 Inventories, net                             3,393             -          3,393

               1999
                 Revenues                                  $ 45,698     $  22,669       $ 68,367
                 Segment income before taxes                  5,688         1,490          7,178
                 Segment net income                           3,293           863          4,156
                 Receivables, net                            10,824         3,697         14,521
                 Inventories, net                             4,100             -          4,100

     The following table is a reconciliation of the Company?s Segment assets to its total assets (in thousands):

                                                        1999       1998
                                                    -----------------------
               Segment Assets:
                Receivables, net                    $  14,521      $ 10,250
                Inventories, net                        4,100         3,393
               Other unallocated current assets         5,420         9,038
                                                    -----------------------
               Total current assets                    24,041        22,681
               Long term assets                        44,210        39,308
                                                    -----------------------
               Total assets                         $  68,251      $ 61,989
                                                    =======================

Note 11 - Related Party Transactions

The Company sold products to JEMTEC, Inc. for $219,000, $75,000, and $551,000 for 1999, 1998 and 1997, respectively. The Chairman of the Company is Chairman of JEMTEC, Inc.

BI Incorporated
Notes to Consolidated Financial Statements

Note 12 - Quarterly Financial Information (unaudited)

     The following interim financial information presents the 1999 and 1998 results of continuing operations on a quarterly basis (in thousands, except per share amounts):

                                                 Fiscal quarters ended
                                      9/30/97    12/31/97   3/31/98   6/30/98
                                      ---------------------------------------
          Total revenue               $14,295    $13,922    $14,288   $16,121
                                      ---------------------------------------
          Total costs and expenses     13,704     13,385     13,514    15,037
                                      ---------------------------------------
          Net income from continuing
          operations                  $   591    $   537    $   774   $ 1,084
                                      =======================================
          Diluted earnings per share
          from continuing operations  $  0.07    $  0.07    $  0.10   $  0.14
                                      =======================================

                                                 Fiscal quarters ended
                                      9/30/98    12/31/98   3/31/99   6/30/99
                                      ---------------------------------------
          Total revenue               $15,721    $ 17,202   $17,542   $17,902
                                      ---------------------------------------
          Total costs and expenses     14,810      16,047    16,331    17,023
                                      ---------------------------------------
          Net income from continuing
          operations                  $   911    $  1,155   $ 1,211   $   879
                                      ---------------------------------------
          Diluted earnings per share
          from continuing operations  $  0.11    $   0.14   $  0.16   $  0.11
                                      =======================================

BI Incorporated
Financial Statement Schedules

                                  SCHEDULE II
                                (in thousands)

Allowance for losses on Sales-Type Leases:

=========================================================================================================
                          Balance       Charged to cost
                        beginning of     and expenses      Charged to                      Balance at end
                           period                        other accounts     Write offs       of period
---------------------------------------------------------------------------------------------------------
  7-1-96 - 6-30-97         $ 9,000                  $ -        $      -       $ (8,000)           $ 1,000
---------------------------------------------------------------------------------------------------------
  7-1-97 - 6-30-98         $ 1,000                  $ -        $ (1,000)      $      -            $     -
---------------------------------------------------------------------------------------------------------
  7-1-98 - 6-30-99         $     -                  $ -        $      -       $      -            $     -
=========================================================================================================

Allowance for losses on Accounts Receivable:

=========================================================================================================
                          Balance       Charged to cost    Beginning
                        beginning of     and expenses      Balance at                      Balance at end
                           period                         Acquisition       Write offs       of period
---------------------------------------------------------------------------------------------------------
  7-1-96 - 6-30-97         $     266            $ 1,732       $ 1,418       $ (1,656)             $ 1,760
---------------------------------------------------------------------------------------------------------
  7-1-97 - 6-30-98         $   1,760            $ 1,806       $     -       $ (2,250)             $ 1,316
---------------------------------------------------------------------------------------------------------
  7-1-98 - 6-30-99         $   1,316            $ 1,927       $     -       $   (733)             $ 2,510
=========================================================================================================