Form 10-Q
period 1999-09-30
BI INC
filed 1999-11-02
CIK 716629

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                               ------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to
                               --------  --------
Commission file number 0-12410
                       -------

                                BI Incorporated
                          ---------------------------
                 (Exact name of issuer as specified in charter)

           Colorado                                        84-0769926
-------------------------------                 ------------------------------
(State or other jurisdiction of                 (I.R.S. Employer incorporation
       or organization)                                Identification No.)

                      6400 Lookout Road, Boulder, Colorado
                      -------------------------------------
                                      80301
                                    ---------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (303) 218-1000
                      -------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of no par value common stock outstanding at October 28, 1999 was 7,913,794.

                                 BI INCORPORATED
                                      Index
                                      -----

Part I - Financial Information:    Page No.
Item 1 - Consolidated Financial Statements

         Consolidated Balance Sheets                                               2
         at September 30, 1999 and June 30, 1999

         Consolidated Statements of Operations
         for the three month periods ended September 30, 1999 and 1998             3

         Consolidated Statements of Cash Flows
         for the three months ended September 30, 1999 and 1998                    4

         Consolidated Notes to Financial Statements                              5-6

Item 2 - Management's Discussion and Analysis
         of Financial Condition and Results of Operations               7 through 12

Signatures                                                                        13

Part II - Other Information:

Item 1 - Legal Proceedings: Incorporated by reference to Note 4 to Consolidated Financial Statements in Part I.

                                 BI INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                            (in thousands, unaudited)



                                                                          September 30,            June 30,
                                                                             1999                    1999
                                                                        ---------------         ---------------

    ASSETS
Current assets
  Cash                                                                  $            -          $            -
  Receivables, net                                                              13,984                  14,521
  Inventories, net                                                               4,729                   4,100
  Investment in sales-type leases                                                3,609                   3,662
  Deferred income taxes                                                            933                     933
  Prepaid expenses                                                                 945                     825
                                                                        ---------------         ---------------
    Total current assets                                                        24,200                  24,041

Investment in sales-type leases                                                  3,458                   3,368
Rental and monitoring equipment, net                                             7,355                   6,393
Property and equipment, net                                                      9,980                  15,355
Intangibles, net                                                                11,788                  11,998
Long term deferred tax asset                                                     1,990                   2,011
Investments in common stock                                                      1,321                   1,321
Software, net                                                                    1,019                     892
Other assets                                                                     1,767                   2,872

                                                                        ===============         ===============
                                                                        $       62,878          $       68,251
                                                                        ===============         ===============

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                      $        1,516          $        2,516
  Outstanding liabilities in excess of cash                                      1,756                     971
  Accrued compensation and benefits                                              2,723                   2,673
  Deferred revenue                                                               1,538                   1,535
  Income taxes payable                                                             653                     215
  Borrowings                                                                     5,193                   4,052
  Other liabilities                                                                423                   1,419
                                                                        ---------------         ---------------
    Total current liabilities                                                   13,802                  13,381
                                                                        ---------------         ---------------
Capital lease obligation                                                             0                   6,714
Deferred revenue                                                                 1,891                   2,275

Commitments (Notes 6 & 9)

Stockholders' equity
  Common stock, no par value, 75,000 shares
   authorized; 7,911 shares issued and outstanding
   September 30, 1999, and 7,791 shares issued and
   outstanding June 30, 1999                                                    35,684                  34,996
  Retained earnings                                                             11,501                  10,885
                                                                        ---------------         ---------------
                                                                                47,185                  45,881
                                                                        ---------------         ---------------

                                                                        $       62,878          $       68,251
                                                                        ===============         ===============


                     The accompanying notes are an integral
                   part of these consolidated balance sheets.

                                BI INCORPORATED
                     CONSOLIDATED STATEMENT OF OPERATIONS
              (in thousands except per share amounts, unaudited)

                                                                              For the three months
                                                                               ended September 30,
                                                                   -----------------------------------------------
                                                                        1999                             1998
                                                                   --------------                   --------------
Revenues
  Service and monitoring income                                        $ 14,696                         $ 12,719
  Rental income                                                             310                              108
  Direct sales                                                            2,700                            2,864
  Other income                                                                9                               30
                                                                       --------                         --------
    Total revenues                                                       17,715                           15,721
                                                                       --------                         --------
Costs and expenses
  Cost of service and monitoring income                                   8,093                            6,491
  Cost of rental income                                                     108                               80
  Cost of direct sales                                                    1,403                              813
  Selling, general and administrative expenses                            5,208                            4,739
  Provision for doubtful accounts                                           447                              409
  Amortization and depreciation                                             923                              807
  Research and development expenses                                         476                              781
                                                                       --------                         --------
    Total costs and expenses                                             16,658                           14,120
                                                                       --------                         --------
Income from continuing operations before income taxes                     1,057                            1,601
Income tax provision                                                       (441)                            (690)
                                                                       --------                         --------
Net income from continuing operations                                       616                              911

Loss from discontinued operations                                             -                             (382)

                                                                       ========                         ========
Net income                                                             $    616                         $    529
                                                                       ========                         ========

Basic earnings per share from continuing operations                       $0.08                            $0.12
                                                                       ========                         ========

Basic (loss) per share from disontinuing operations                           -                           ($0.05)
                                                                       ========                         ========

Basic earnings per share                                                  $0.08                            $0.07
                                                                       ========                         ========

Weighted average number of common shares outstanding                      7,871                            7,640
                                                                       ========                         ========

Diluted earnings per share from continuing operations                     $0.08                            $0.12
                                                                       ========                         ========

Diluted (loss) per share from discontinued operations                         -                           ($0.05)
                                                                       ========                         ========

Diluted earnings per share                                                $0.08                            $0.07
                                                                       ========                         ========

Weighted average number of common and
common equivalent shares outstanding                                      8,053                            7,909
                                                                       ========                         ========




                    The accompanying notes are an integral
               part of these consolidated financial statements.

                                BI INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands, unaudited)


                                                                                      For the three months
                                                                                       ended September 30,
                                                                           ------------------------------------------
                                                                               1999                         1998
                                                                           ------------------------------------------
Cash flows from operating activities:
  Net income                                                                  $    616                     $   529

  Adjustments to reconcile net income to net cash from
    operating activities:
    Amortization and depreciation                                                1,909                       1,817
    Provision for doubtful accounts                                                447                         409

  Changes in assets and liabilities:
    Receivables                                                                    90                         (698)
    Investment in sales type leases                                               (37)                         383
    Inventories, net                                                             (629)                         361
    Prepaid and other assets                                                     (472)                         (72)
    Accounts payable                                                             (215)                      (1,475)
    Accrued and other expenses                                                   (947)                         437
    Deferred revenue                                                             (380)                          16
    Income taxes payable                                                          459                         (270)
    Decrease/(increase) in net assets of discontinued operations                    -                         (382)
                                                                              -------                      -------
Net cash from operating activities                                                841                        1,055
                                                                              -------                      -------


Cash flows from investing activities:
  Capital expenditures                                                         (1,094)                        (657)
  Increase in rental and monitoring equipment                                  (1,847)                        (988)
  Increase in capitalized software                                               (172)                        (222)
  Expenditures for licenses                                                       (32)                        (297)
  Proceeds from sale of investment                                                475                            -
                                                                              -------                      -------
Net cash used in investing activities                                          (2,670)                      (2,164)
                                                                              -------                      -------

Cash flows from financing activities:
  Payments on capital lease obligation                                              0                          (38)
  Proceeds from issuance of common stock                                          688                           11
  Proceeds from borrowings                                                      1,141                            -
                                                                              -------                      -------
Net cash from (used in) financing activities                                    1,829                          (27)
                                                                              -------                      -------

Net change in cash                                                                  -                       (1,136)

Cash at beginning of period                                                         -                        1,146
                                                                              -------                      -------


Cash at end of period                                                         $     -                      $    10
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

Note 2 - Reclassification
-------------------------

     Certain fiscal 1999 amounts have been reclassified to be comparable with the fiscal 2000 presentation.

Note 3 - Net Income per Common and Equivalent Share
---------------------------------------------------

     The Company follows SFAS No. 128, "Earnings per Share." This pronouncement establishes new standards for computing and presenting EPS on a basis that is more comparable to international standards and provides for the presentation of basic and diluted EPS, replacing the previously reported primary and fully-diluted EPS. Basic EPS has been computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted EPS has been computed by dividing net income by the weighted average common and common equivalent shares outstanding during each period using the treasury stock method. Common equivalent shares are excluded from the EPS calculation when the inclusion of common equivalent shares is anti-dilutive. The difference between the Basic and Diluted weighted average shares is due to common stock equivalent shares resulting from outstanding stock options.

Note 4 - Legal Proceedings
--------------------------

     On August 27, 1997, the Company became a party to a class action complaint filed against it and certain of its officers and directors by CB Partners and Michael Connor in the District Court for the County of Boulder, Colorado. The complaint included various claims under securities laws as well as for common law fraud. On September 13, 1999, the Plaintiffs and the Company (and other defendants) submitted a Stipulated Motion to Dismiss. In that motion the Plaintiffs and Defendants asked the Court to dismiss the case with prejudice (which means the claims cannot be brought by these Plaintiffs again) because the Plaintiffs no longer desired to proceed with the case. The Court approved the dismissal of the case, with prejudice, as of September 21, 1999. The resolution of this matter did not have a material adverse impact on the Company's financial position or results of operations.

     The Company reached an arbitrated settlement agreement with one of its vendors related to termination expenses. The agreement was reached on July 31, 1999 with no material adverse effect on the Company's reported consolidated results of operations.

     The Company is also involved in five additional legal proceedings; one alleging malfunction in equipment, the second alleging negligence and misrepresentation resulting in a wrongful death, the third alleging negligence under product liability, the fourth alleges a survival action and a wrongful death action, and the last suit alleges wrongful death, survivorship action and civil rights violation. One of the claimants seeks damages of $3,000,000, the second seeks damages of $11,600,000, the third seeks $250 million in damages, the fourth seeks damages in excess of $100,000, and the last seeks $10,500,000 in damages.

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

Note 5 - Discontinued Operations
----------------------------------

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

Note 6 - Sale of Investment
---------------------------

In the first quarter, the Company sold its equity investment interest in the building it leases. As a result of this transaction, the Company changed the accounting method for its building lease from a capital lease to an operating lease. The net effect of the accounting change was a non-cash reduction in the capitalized leased asset of $5,780,000; a non-cash reduction in the capitalized lease obligation of $6,714,000 and a non-cash reduction in other assets of $1,047,000.

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



Results of Operations
---------------------

The following table provides a breakdown of selected results by Business Unit. The Company's Business Units consist of Electronic Monitoring (EM) and Community Correctional Services (CCS). The Company separates costs by Business Unit through gross profits. Operating expenses below gross profit are not allocated by Business Unit.


                                                      Three Months Ended                 Three Months Ended
                                                      September 30, 1999                 September 30, 1998
                                              -------------------------------      ----------------------------
                                                     EM         CCS     Total           EM        CCS     Total
                                              -------------------------------      ----------------------------
Revenue                                           (unaudited, in thousands)          (unaudited, in thousands)


  Recurring revenue
     Service & monitoring                              8,278   6,418   14,696           7,653   5,066   12,719
     Rental                                              310              310             108              108
  Total recurring revenue                              8,588   6,418   15,006           7,761   5,066   12,827
  Direct sales                                         2,700            2,700           2,864            2,864
  Other income                                             9                9              30               30
                                              -------------------------------      ---------------------------
Total revenue                                         11,297   6,418   17,715          10,655   5,066   15,721

Gross profit
  Recurring revenue
     Service & monitoring                              4,103   2,500    6,603           4,152   2,076    6,228
     Rental                                              202              202              28               28
  Total recurring revenue                              4,305   2,500    6,805           4,180   2,076    6,256
  Direct sales                                         1,297            1,297           2,051            2,051
  Other income                                             9                9              30               30
                                              -------------------------------      ---------------------------
Total gross profit                                     5,611   2,500    8,111           6,261   2,076    8,337
   Gross profit %                                       49.7%   39.0%    45.8%           58.8%   41.0%    53.0%

Selling, general & administrative                                       5,208                            4,739

Provision for doubtful accounts                                           447                              409

Amortization & depreciation                                               923                              807

Research & development                                                    476                              781
                                                                    ---------                        ---------



Income from continuing                                                  1,057                            1,601
operations before taxes

Income taxes                                                              441                              690
                                                                    ---------                        ---------
Net income from continuing operations.                                    616                              911

Loss from discontinued operations                                           0                             (382)
                                                                    ---------                        ---------
Net income                                                                616                              529



The three-month period ended September 30, 1999 (fiscal 2000), compared to the three-month period ended September 30, 1998 (fiscal 1999):



Revenue


     Total revenue for the three months ended September 30, 1999, increased 12.7% to $17,715,000, compared to $15,721,000 in the corresponding period a year ago. The Company is continuing to expand recurring revenue which includes service, monitoring and rental income, although there can be no assurances that the Company will be successful in continuing this expansion. These revenue sources, which are generated within both business units, increased 17.0% in fiscal 2000 compared to fiscal 1999. Recurring revenue increased to $15,006,000, or 84.7% of total revenue, in fiscal 2000 from $12,827,000, or 81.6% of total revenue, in fiscal 1999. Both business units reported recurring revenue increases for fiscal 2000 as compared to fiscal 1999.

     The EM business unit revenue increased 6.0% to $11,297,000 for the three months ended September 30, 1999, compared to $10,655,000 in the corresponding period a year ago. Some government agencies purchase equipment and run their own monitoring programs, others elect to utilize both monitoring equipment and services offered by the Company, while other agencies purchase equipment from the Company and then contract with the Company for the service portion of the monitoring. Recurring revenue, which is comprised of electronic monitoring and rental income, increased 10.7% to $8,588,000 in fiscal 2000 from $7,761,000 in fiscal 1999. This increase in recurring revenue relates to the continuing trend of government agencies to contract for electronic monitoring rather than purchase equipment. Direct sales revenue decreased to $2,700,000 in fiscal 2000 from $2,864,000 in fiscal 1999. The timing of new direct sales awards continue to be volatile hence impacting quarter to quarter revenue comparisons.

     The CCS business unit recurring revenue increased 26.7% to $6,418,000 in fiscal 2000, compared to $5,066,000 in fiscal 1999. CCS provides community correctional supervision services, rehabilitation and treatment services, as well as court ordered fee collections. CCS operates in 13 states through its 85 correctional service centers providing services to more than 45,000 offenders. During the first quarter of fiscal 2000 the Company was awarded a significant contract from Fulton County, GA representing approximately $8 million in revenue over four years. The Company intends to continue to broaden the services provided to the offender and anticipates continued revenue growth in this business unit for fiscal year 2000.

Gross Profit


     Total Gross profit as a percentage of total revenue for the three months ended September 30, 1999 was 45.8% compared to 53.0% in the corresponding period a year ago. Total gross profit for fiscal 2000 was $8,111,000 compared to $8,337,000 for fiscal 1999.

     The EM business unit gross profit decreased to 49.7% as a percentage of EM revenue for fiscal 2000 compared to 58.8% in fiscal 1999. This percentage decrease was due to a current period decline in gross profit in both recurring and direct sales revenue as compared to the same period a year ago. Temporary additional start up costs associated with the deployment of the Company's next generation monitoring software (GuardWare) along with unabsorbed fixed costs related to fewer than anticipated offenders being assigned monitoring supervision decreased recurring revenue gross profits to 50% in fiscal 2000 from 54% in fiscal 1999. The Company's expectations are that full deployment of GuardWare will reduce monitoring operating costs over time. Direct sales gross profit for fiscal 2000 was 48% compared to 72% in fiscal 1999. The fiscal 1999 margins were unusually high due to positive manufacturing variances and relatively favorable pricing on some specific contracts.


     The CCS business unit gross profit decreased to 39.0% as a percentage of CCS revenue for fiscal 2000 compared to 41.0% in fiscal 1999. This decrease was related to certain start-up costs associated with the Fulton County contract, in addition to temporary revenue declines in certain existing offices related to seasonality which impacted absorption of fixed costs. On new correctional service centers such as the Fulton center, the Company expects to generate profits within four to six months from start of operations. The Company will continue to make additional investments in new services and community correctional centers throughout fiscal 2000. On existing centers, the Company expects additional cost reductions and improved efficiencies to increase the CCS gross profit percentage over time.


Selling, General and Administrative (S,G&A)


     S,G&A expenses as a percentage of total revenue decreased to 29.4% for fiscal 2000 compared to 30.1% in fiscal 1999. Total S,G&A expense for the three months ended September 30, 1999, was $5,208,000 compared to $4,739,000 in the corresponding period a year ago. The Company has recently centralized its S,G&A support functions and no longer provides these services based upon business units. The increase in expenditures is related to additional business development expenses associated with acquisition activities, as well as increases in product management and international marketing expenditures related to growth of new and existing customer sites.


Provision for Doubtful Accounts


     The provision for doubtful accounts as a percentage of total revenue decreased to 2.5% for fiscal 2000 compared to 2.6% in fiscal 1999. Total doubtful accounts expense for the three months ended September 30, 1999, was $447,000 compared to $409,000 in the corresponding period a year ago. The provision relates largely to the Company's probation and day reporting services. Probation service revenue is 100% paid by the offender and carries an increased risk of default. Day reporting revenue for fiscal 2000 was 21.8% paid by the offender and the remaining paid by government agencies. The Company has initiated collection activities that have improved its collection results. The Company will continue to emphasize additional collection procedures to further reduce payment defaults.

Amortization and Depreciation (A&D)


     A&D expenses increased to 5.2% of total revenue for fiscal 2000 compared to 5.1% in fiscal 1999. Total A&D expense for the three months ended September 30, 1999, was $923,000 compared to $807,000 in the corresponding period a year ago. The increase was due to additions to property, plant and equipment.


Research and Development Expenses (R&D)


     R&D expenses decreased to $476,000 in fiscal 2000 from $781,000 in fiscal 1999. The Company's R&D expenditures were largely related to EM business unit expenses associated with internal software development efforts for improved automation to the Company's electronic monitoring centers, and the evaluation and development of numerous next generation electronic monitoring products. One of these products was introduced in the fourth quarter of fiscal 1999. A second product is scheduled for release in the next few months. The Company expects to continue expenditures for improvements to the monitoring operations and development of future home arrest products throughout fiscal year 2000.


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


Net Income and Income Taxes


     The Company recorded income tax expense from continuing operations of $441,000 and $690,000 for the three months ended September 30, 1999 and 1998 respectively. In addition, the Company's income tax expense differs from the statutory rate largely as a result of state income taxes and non-deductible goodwill amortization expense.

     For the three months ended September 30, 1999, the Company had net income of $616,000, or $.08 diluted earnings per share, compared to net income of $529,000, or $.07 diluted earnings per share, for the same period a year ago. The changes in net income relate primarily to the items discussed above.


Impact of Year 2000 Issues


     The Year 2000 issue is related to computer software utilizing two digits rather than four to define the appropriate year. As a result, any of the Company's computer programs, or any of the Company's suppliers or vendors that have date sensitive software, may incur system failures or generate incorrect data if "00" is recognized as 1900 rather than 2000.

     The Company has been addressing Year 2000 issues throughout fiscal years 1998, 1999 and 2000 and has modified, or is in the process of modifying, any products or services that are affected by Year 2000 issues. Some older products or services have "end of life" programs in place. The Company has a formal comprehensive Year 2000 readiness plan in place under the oversight of its executive management. The Company estimates that approximately $1,152,000 has been incurred during fiscal years 1998, 1999 and 2000 related to addressing Year, 2000 events. It is estimated that another $149,000 of costs will be incurred prior to calendar year end 1999. The Company continually reviews this estimate and will adjust its expected costs as new information is obtained. Approximately 70% of this amount will be related to fixed asset additions for new computer related equipment and software upgrades. The remaining amount will be expensed as incurred. The Company does not include the costs of internal employee time in the above cost calculations, since these costs are not separately tracked. The above costs, however, do include costs of third party contractors and consultants.

     The Company is contacting each of its material vendors and suppliers to determine their Year 2000 readiness. The Company's greatest risk for a material disruption in services lies in a potential disruption of telecommunication services due to an external telecommunication service provider's failure to be Year 2000 capable and the resulting impact upon the Company's monitoring services. The Company has contacted and has obtained assurances from most of its telecommunications providers (e.g., MCI WorldCom, AT&T, Sprint, US West, Ameritech, and other regional providers) that their networks are or will be Year 2000 capable. The Company is continuing to monitor the remaining telecommunications providers for their stated progress on their Year 2000 capability. The Company has a redundant monitoring system that would allow the eastern monitoring center to process alerts if for any reason the western monitoring center was to be taken out of service, or vice versa. In addition, the Company has backup telecommunication provider connectivity if for any reason the primary carrier has a disruption in service.

     The Company has been in the process throughout fiscal years 1998, 1999 and 2000 of evaluating and replacing, where needed, its internal business and business unit operating computer systems. These replacements were required to meet current and future needs of the business as well as to cost reduce various administrative and operating functions. Some replacement and system upgrades may be accelerated from when they might have been implemented in the absence of the Year 2000 issues, and some other systems related projects may be deferred as a result of such acceleration. However, the Company does not believe either acceleration or deferral of projects, as a result of Year 2000 issues, should have a material adverse effect on the Company. The new systems are expected to be Year 2000 capable and are scheduled for deployment in fiscal year 2000. The systems have been or will be externally verified and tested to be Year 2000 compliant.

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


Liquidity and Capital Resources


     For the three months ended September 30, 1999, the Company generated $841,000 of cash from operating activities, received $688,000 from the issuance of common stock associated with the exercise of stock options, received $475,000 proceeds from the sale of an investment, received $1,141,000 through increased borrowings, expended $1,094,000 for capital equipment and leasehold improvements, expended $1,847,000 for equipment associated with rental and monitoring contracts, and expended $204,000 for capitalized internally developed software and product license expenditures. The total of all cash flow activities resulted in the balance of cash and cash equivalents remaining constant for three months ended September 30, 1999.

     The Company's working capital decreased $262,000 to $10,398,000 at September 30, 1999. This decrease was primarily the result of $5,100,000 outstanding line of credit for short term operating needs and increased inventory levels of $629,000 due to new product introductions which will be reduced in future months. Accounts receivable decreased in fiscal 2000 primarily as a result of the Company emphasizing collection activities. The Company will continue to emphasize improved accounts receivable collections across both business units and expects to reduce its past due receivables throughout fiscal year 2000 as compared to fiscal year 1999.

     The Company has an available $6,500,000 line of credit with Bank One, Boulder, Colorado which expires in November 1999. As of September 30, 1999, $5,100,000 had been drawn against this line. Subsequent to September 30, 1999 the Company has drawn additional amounts on the line. The Company is currently negotiating a new line of credit increase that will fund anticipated fiscal year 2000 working capital requirements. The Company expects to generate cash from operations during the second half of fiscal year 2000 which will be used to pay down a portion of the line of credit.

     Working capital may be obtained by financing certain operating and sales-type leases under recourse and non-recourse borrowing arrangements. These borrowings would be collateralized with a security interest in the leased equipment. At September 30, 1999, the Company had unfunded leases in the amount of $7,067,000 which could be used as collateral for future borrowing arrangements.

     The Company believes it will have adequate sources of cash and available bank line of credit to fund anticipated working capital needs for its existing business through fiscal 2000.

     The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. The instrument's cash flows are denominated in U.S. dollars. The Bank One line of credit balance of $5,100,000 represents the majority of these financial instruments.


Market Risk
September 30, 1999                                 Expected Maturity Date
                                                  ------------------------
                                                  November 1999  Fair Value

Short - term borrowings                           $5,193,000     $5,193,000
Average interest rate                                   8.25%

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              BI Incorporated


Date  November 2, 1999                  By /s/ David J. Hunter
     -----------------------               -------------------------------------
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