Form 10-Q
period 1999-12-31
BI INC
filed 2000-01-28
CIK 716629

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999
                               -----------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number  0-12410
                        -------

                                BI Incorporated
                          ---------------------------
                (Exact name of issuer as specified in charter)

             Colorado                                       84-0769926
---------------------------------              ---------------------------------
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                        Identification No.)


                     6400 Lookout Road, Boulder, Colorado
                     -------------------------------------
                                     80301
                             --------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (303) 218-1000
                           -------------------------
             (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of no par value common stock outstanding at January 24, 2000 was 7,934,762.

                                BI INCORPORATED

                                     Index
                                     -----

Part I - Financial Information:                                         Page No.

Item 1 - Consolidated Financial Statements

         Consolidated Balance Sheets                                           2
         at December 31, 1999 and June 30, 1999

         Consolidated Statements of Operations
         for the six month periods ended December 31, 1999 and 1998            3

         Consolidated Statements of Cash Flows
         for the six months ended December 31, 1999 and 1998                   4

         Consolidated Notes to Financial Statements                          5-6

Item 2 - Management's Discussion and Analysis
         of Financial Condition and Results of Operations           7 through 14

Signatures                                                                    15

Part II - Other Information:

Item 1 - Legal Proceedings: Incorporated by reference to Note 4 to Consolidated Financial Statements in Part I.

Item 4 - Submission of matters to a vote of security holders.

a) BI Incorporated's 1999 Annual Meeting of Stockholders was held on November 16, 1999.

b) The ratification of the Company's 1999 Stock Option Plan was as follows: For = 2,601,763; Against = 752,902; Abstained = 28,672: Broker Non Vote = 2,987,075

c) At the annual meeting the following persons were elected to the Board of Directors as follows:

                                      For               Withheld
William E. Coleman                   6,318,548              51,864
Mckinley C. Edwards, Jr.             6,321,648              48,764
Beverly J. Haddon                    6,321,648              48,764
David J. Hunter                      6,321,523              48,889
Perry M. Johnson                     6,318,548              51,864
Jeremy N. Kendall                    6,318,648              51,764
Barry J. Nidorf                      6,321,648              48,764
Byam K. Stevens, Jr.                 6,318,448              51,964


d) The ratification of Arthur Andersen LLP, as the Company's independent auditor, was also approved at the annual meeting as follows: For = 6,348,442; Against = 10,570; Abstained = 11,400.

                                BI INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                           (in thousands, unaudited)



                                                              December 31,                    June 30,
                                                                 1999                          1999
                                                         ---------------------         ---------------------
    ASSETS
Current assets
  Cash                                                        $         -                 $           -
  Receivables, net                                                 13,179                        14,521
  Inventories, net                                                  6,304                         4,100
  Investment in sales-type leases                                   3,760                         3,662
  Deferred income taxes                                               933                           933
  Prepaid expenses                                                  1,543                           825
                                                         ---------------------         ---------------------
    Total current assets                                           25,719                        24,041

Investment in sales-type leases                                     4,144                         3,368
Rental and monitoring equipment, net                                5,978                         5,861
Property and equipment, net   (Note 6)                              8,965                        13,833
Intangibles, net                                                   11,998                        11,998
Long term deferred tax asset                                        1,990                         2,011
Investments in common stock                                         1,321                         1,321
Software, net                                                       5,261                         2,946
Other assets    (Note 6)                                            1,770                         2,872
                                                         ---------------------         ---------------------
                                                              $    67,146                 $      68,251
                                                         =====================         =====================

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                            $     2,399                 $       2,516
  Outstanding liabilities in excess of cash                           931                           971
  Accrued compensation and benefits                                 2,951                         2,673
  Deferred revenue                                                  1,689                         1,535
  Income taxes payable                                                110                           215
  Current portion of long-term debt                                   185                         4,052
  Other liabilities                                                   805                         1,419
                                                         ---------------------         ---------------------
    Total current liabilities                                       9,070                        13,381
                                                         ---------------------         ---------------------
Capital lease obligations    (Notes 6,8)                              472                         6,714
Deferred revenue                                                    2,128                         2,275
Long-term debt    (Note 9)                                          7,996                             0

Stockholders' equity
  Common stock, no par value, 75,000 shares
   authorized; 7,922 shares issued and outstanding
   December 31, 1999, and 7,791 shares issued and
   outstanding June 30, 1999                                       35,744                        34,996
  Retained earnings                                                11,736                        10,885
                                                         ---------------------         ---------------------
                                                                   47,480                        45,881
                                                         ---------------------         ---------------------

                                                              $    67,146                 $      68,251
                                                         =====================         =====================

                    The accompanying notes are an integral
                  part of these consolidated balance sheets.

                                BI INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands except per share amounts, unaudited)




                                                             For the three months                          For the six months
                                                              ended December 31,                           ended December 31,
                                                       -------------------------------                -----------------------------
                                                           1999               1998                         1999            1998
                                                       ------------        -----------                -------------   -------------
Revenues
  Service and monitoring income                        $     15,423        $    13,764                $      30,119    $     26,483
  Rental income                                                 266                161                          576             269
  Direct sales                                                2,597              3,239                        5,297           6,103
  Other income                                                   14                 38                           23              68
                                                       ------------        -----------                -------------   -------------
    Total revenues                                           18,300             17,202                       36,015          32,923
                                                       ------------        -----------                -------------   -------------

Costs and expenses
  Cost of service and monitoring income                       8,933              6,793                       17,026          13,284
  Cost of rental income                                         134                 96                          242             176
  Cost of direct sales                                        1,444              1,404                        2,847           2,217
  Selling, general and administrative expenses                5,454              4,936                       10,662           9,675
  Provision for doubtful accounts                               612                498                        1,059             907
  Amortization and depreciation                                 922                848                        1,845           1,655
  Research and development expenses                             392                614                          868           1,395
                                                       ------------        -----------                -------------   -------------
    Total costs and expenses                                 17,891             15,189                       34,549          29,309
                                                       ------------        -----------                -------------   -------------

Income from continuing operations before income taxes           409              2,013                        1,466           3,614
Income tax provision                                           (174)              (858)                        (615)         (1,548)
                                                       ------------        -----------                -------------   -------------
Net income from continuing operations                           235              1,155                          851           2,066

Loss from discontinued operations    (Note 5)                     -               (202)                           -            (584)
                                                       ------------        -----------                -------------   -------------
Net income                                             $        235        $       953                $         851   $       1,482
                                                       ============        ===========                =============   =============

Basic earnings per share from continuing operations    $       0.03        $      0.15                $        0.11   $        0.27
                                                       ============        ===========                =============   =============

Basic (loss) per share from disontinuing operations               -        $     (0.03)                           -   $       (0.08)
                                                       ============        ===========                =============   =============

Basic earnings per share                               $       0.03        $      0.12                $        0.11   $        0.19
                                                       ============        ===========                =============   =============

Weighted average number of common shares outstanding          7,917              7,682                        7,894           7,661
                                                       ============        ===========                =============   =============

Diluted earnings per share from continuing operations  $       0.03        $      0.15                $        0.11   $        0.26
                                                       ============        ===========                =============   =============

Diluted (loss) per share from discontinued operations             -        $     (0.03)                           -   $       (0.07)
                                                       ============        ===========                =============   =============

Diluted earnings per share                             $       0.03        $      0.12                $        0.11   $        0.19
                                                       ============        ===========                =============   =============

Weighted average number of common and
common equivalent shares outstanding                          8,044              7,891                        8,047           7,900
                                                       ============        ===========                =============   =============





                    The accompanying notes are an integral
               part of these consolidated financial statements.

                                BI INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands, unaudited)

                                                                                        For the six months
                                                                                        ended December 31,
                                                                              -------------------------------------
                                                                                1999                         1998
                                                                              -------------------------------------
Cash flows from operating activities:
  Net income                                                                     $   851                    $ 1,482

  Adjustments to reconcile net income to net cash from
    operating activities:
    Amortization and depreciation                                                  3,890                      3,480
    Provision for doubtful accounts                                                1,059                        908

  Changes in assets and liabilities:
    Receivables                                                                      460                     (2,030)
    Investment in sales type leases                                                 (928)                       255
    Inventories, net                                                              (2,204)                       507
    Prepaid and other assets                                                      (1,063)                      (224)
    Accounts payable                                                                (164)                      (936)
    Accrued and other expenses                                                      (337)                       822
    Deferred revenue                                                                 (41)                      (127)
    Income taxes payable                                                             (84)                         3
    Decrease/(increase) in net assets of discontinued operations                       -                        163
                                                                              ----------                 ----------
Net cash from operating activities                                                 1,439                      4,303
                                                                              ----------                 ----------


Cash flows from investing activities:
  Capital expenditures    (Notes 6,8)                                             (1,838)                    (1,685)
  Increase in rental and monitoring equipment                                     (1,915)                    (1,898)
  Increase in capitalized software                                                (2,450)                    (1,067)
  Expenditures for intangibles                                                       (43)                      (297)
  Cash paid for acquisitions net of cash acquired    (Note 7)                       (481)                         -
  Proceeds from sale of investment    (Note 6)                                       475                          -
  Other                                                                                -                          -
                                                                              ----------                 ----------
Net cash used in investing activities                                             (6,252)                    (4,947)
                                                                              ----------                 ----------


Cash flows from financing activities:
  Payments on capital lease obligation                                                 -                        (59)
  Proceeds from issuance of common stock                                             748                        368
  Proceeds from borrowings    (Note 9)                                             4,065                          -
                                                                              ----------                 ----------
Net cash from (used in) financing activities                                       4,813                        309
                                                                              ----------                 ----------

Net change in cash                                                                     -                       (335)

Cash at beginning of period                                                            -                      1,146
                                                                              ----------                 ----------


Cash at end of period                                                            $     -                    $   811
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

Note 3 - Net Income per Common and Equivalent Share
---------------------------------------------------

Basic Earnings Per Share (EPS) has been computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted EPS has been computed by dividing net income by the weighted average common and common equivalent shares outstanding during each period using the treasury stock method. Common equivalent shares are excluded from the EPS calculation when the inclusion of common equivalent shares is anti-dilutive. The difference between the Basic and Diluted weighted average shares is due to common stock equivalent shares resulting from outstanding stock options.

Note 4 - Legal Proceedings
--------------------------

   The Circuit Court of New Madrid County, Missouri on August 2, 1999 entered a judgment made on behalf of BI. Plaintiff is appealing judgment. Suit alleged malfunction in equipment seeking damages of $3,000,000.

   The District Court 94th Judicial District, Nueces County Texas on December 21, 1999 dismissed with prejudice the civil suit filed by Arturo Marines alleging negligence under product liability. The plaintiff was seeking damages of $250 million.

   The Company is also involved in three additional legal proceedings; one alleging negligence and misrepresentation resulting in a wrongful death; the second alleges a survival action and a wrongful death action; and the last suit alleges wrongful death, survivorship action and civil rights violation. One of the claimants seeks damages of $17,000,000; the second seeks damages in excess of $100,000; and the last seeks $10,500,000 in damages.

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

Note 6 - Sale of Investment
---------------------------

In the first quarter, the Company sold its equity investment interest in the building it leases. As a result of this transaction, the Company changed the accounting for its building lease from a capital lease to an operating lease. The net effect of the change was a non-cash reduction in the capitalized leased asset of $5,780,000; a non-cash reduction in the capitalized lease obligation of $6,714,000 and a non-cash reduction in other assets of $1,047,000.

Note 7 - Acquisition of Behavioral Care Options, Inc.
----------------------------------------------------

On October 1, 1999, in a transaction accounted for as a purchase, the Company acquired the net assets of Behavioral Care Options, Inc. Cash paid for the net assets was $481,000, as follows:

          Cash paid                                 $481,000
          Liabilities assumed                        120,000
                                                    --------
                                                     601,000
                                                    --------
          Allocated to:
               Accounts Receivable                  $123,000
               Prepaid Expenses and Other Assets      10,000
               Goodwill                              468,000
                                                    --------
                                                     601,000


Note 8 - Capital Lease Obligations
----------------------------------

During the second quarter, the Company entered into two leasing arrangements that are accounted for as capital leases. The leases are for telecommunications and facilities equipment, totaling $585,000. Accordingly, non-cash additions to property and equipment and non-cash additions to capital lease obligations were recorded in this amount.

Note 9 -Loans Payable
---------------------

Late in the second quarter, the Company entered into a new loan agreement with its primary bank, that replaced the existing bank line of credit. Accordingly, the outstanding balance on the line of credit of $7,500,000 was rolled into the new loan. The new loan bears interest at the published LIBOR rate plus 1.95%, and is due in January, 2002. Interest is due each month. The loan is secured by accounts receivable, inventory, and equipment, and sets forth certain financial and other covenants, including prior consent to the payment of any dividends, that must be met by the Company.

Late in the second quarter, the Company entered into a new installment term loan agreement with its primary bank, in the amount of $600,000. The new loan bears interest at the published LIBOR rate plus 1.95%, with interest due each month. Monthly principal payments are $8,351 for the first year, and accelerate to $11,787 for the last year of the loan term, ending in December, 2004. The loan is secured by accounts receivable, inventory, and equipment, and sets forth certain financial and other covenants, including prior consent to the payment of any dividends, that must be met by the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information in "Management's Discussion and Analysis" and other statements periodically reported by the Company contain forward-looking statements that involve risks and uncertainties. Management believes that its expectations are based on reasonable assumptions. However, no assurances can be given that its goals will be achieved. It should be noted that the earnings history of the Company has not been consistent year to year. Factors that could cause actual results to differ materially include, but are not limited to: fluctuations due to timing of award of government contracts; pricing pressures; liability in excess of insurance coverage; changes in federal, state and local regulations; new product introductions by competitors or unexpected delays of new product introductions by the Company; raw material availability; changes in telecommunications regulations or technologies; the loss of a material contract through lack of appropriation or otherwise or the inability of the Company or others upon which it depends to adequately address and correct problems resulting from the "Year 2000" issue. However there was no disruption of any operations for the Company due to the date changeover from December 31, 1999 to January 1, 2000.

Results of Operations
---------------------

The following table provides a breakdown of selected results by Business Unit. The Company's Business Units consist of Electronic Monitoring (EM) and Community Correctional Services (CCS). The Company separates costs by Business Unit through gross profits. Operating expenses below gross profit are not allocated by Business Unit.


                                              Three Months Ended                                Three Months Ended
                                               December 31, 1999                                 December 31, 1999
                                      --------------------------------------            ----------------------------------------
                                           EM          CCS        Total                     EM          CCS          Total
                                      --------------------------------------            ----------------------------------------
Revenue                                     (unaudited, in thousands)                         (unaudited, in thousands)
 Recurring Revenue
   Service & Monitoring                      8,463       6,960       15,423                   8,399        5,365         13,764
   Rental                                      266                      266                     161                         161
 Total Recurring Revenue                     8,729       6,960       15,689                   8,560        5,365         13,925
 Direct Sales                                2,597                    2,597                   3,239                       3,239
 Other Income                                   14                       14                      38                          38
                                      --------------------------------------            ----------------------------------------
Total Revenue                               11,340       6,960       18,300                  11,837        5,365         17,202


Gross Profit
 Recurring Revenue
   Service & Monitoring                      3,940       2,550        6,490                   4,713        2,258          6,971
   Rental                                      132                      132                      65                          65
 Total Recurring Revenue                     4,072       2,550        6,622                   4,778        2,258          7,036
 Direct Sales                                1,153                    1,153                   1,835                       1,835
 Other Income                                   14                       14                      38                          38
                                      --------------------------------------            ----------------------------------------
Total Gross Profit                           5,239       2,550        7,789                   6,651        2,258          8,909
  Gross Profit%                               46.2%       36.6%        42.6%                   56.2%        42.1%          51.8%






                                              Six Months Ended                                  Six Months Ended
                                              December 31, 1999                                 December 31, 1999
                                      --------------------------------------            ----------------------------------------
                                           EM          CCS        Total                     EM          CCS          Total
                                      --------------------------------------            ----------------------------------------
Revenue                                     (unaudited, in thousands)                         (unaudited, in thousands)
 Recurring Revenue
   Service & Monitoring                     16,741      13,378       30,119                  16,052       10,431         26,483
   Rental                                      576                      576                     269                         269
 Total Recurring Revenue                    17,317      13,378       30,695                  16,321       10,431         26,752
 Direct Sales                                5,297                    5,297                   6,103                       6,103
 Other Income                                   23                       23                      68                          68
                                      --------------------------------------            ----------------------------------------
Total Revenue                               22,637      13,378       36,015                  22,492       10,431         32,923


Gross Profit
 Recurring Revenue
   Service & Monitoring                      8,043       5,050       13,093                   8,865        4,334         13,199
   Rental                                      334                      334                      93                          93
 Total Recurring Revenue                     8,377       5,050       13,427                   8,958        4,334         13,292
 Direct Sales                                2,450                    2,450                   3,886                       3,886
 Other Income                                   23                       23                      68                          68
                                      --------------------------------------            ----------------------------------------
Total Gross Profit                          10,850       5,050       15,900                  12,912        4,334         17,246
  Gross Profit%                               47.9%       37.7%        44.1%                   57.4%        41.5%          52.4%


The three-month period ended December 31, 1999 (fiscal 2000), compared to the three-month period ended December 31, 1998 (fiscal 1999):


Revenue


     Total revenue for the three months ended December 31, 1999, increased 6.4% to $18,300,000, compared to $17,202,000 in the corresponding period a year ago. The Company is continuing to expand recurring revenue which includes service, monitoring and rental income, although there can be no assurances that the Company will be successful in continuing this expansion. These revenue sources, which are generated within both business units, increased 12.7% in fiscal 2000 compared to fiscal 1999. Recurring revenue increased to $15,689,000, or 85.7% of total revenue, in fiscal 2000 from $13,925,000, or 80.9% of total revenue, in fiscal 1999. Both business units reported recurring revenue increases for fiscal 2000 as compared to fiscal 1999.

     The EM business unit revenue decreased 4.2% to $11,340,000 for the three months ended December 31, 1999, compared to $11,837,000 in the corresponding period a year ago. Some government agencies purchase equipment and run their own monitoring programs, others elect to utilize both monitoring equipment and services offered by the Company, while other agencies purchase equipment from the Company and then contract with the Company for the service portion of the monitoring. Recurring revenue, which is comprised of electronic monitoring and rental income, increased 2.0% to $8,729,000 in fiscal 2000 from $8,560,000 in fiscal 1999. This increase in recurring revenue relates to the continuing trend of government agencies to contract for electronic monitoring rather than purchase equipment. Direct sales revenue decreased to $2,597,000 in fiscal 2000 from $3,239,000 in fiscal 1999. The timing of new direct sales awards continue to be volatile hence affecting quarter to quarter revenue comparisons.

     The CCS business unit recurring revenue increased 29.7% to $6,960,000 in fiscal 2000, compared to $5,365,000 in fiscal 1999. CCS provides community correctional supervision services, rehabilitation and treatment services, as well as court ordered fee collections. CCS operates in 13 states through its 87 correctional service centers providing services to more than 45,000 offenders. During the current period the Company acquired two correctional service centers in New Mexico specializing in treatment and Drug Court services ( see Note 7 to the Consolidated Financial Statements ). In the first quarter of fiscal 2000 the Company was awarded a significant contract from Fulton County, GA representing approximately $8 million in revenue over four years. During the current period CCS continued to increase revenue associated with the implementation of this contract. The Company intends to continue to broaden the services provided to the offender and anticipates additional revenue growth in this business unit for fiscal year 2000.


Gross Profit

     Total Gross profit as a percentage of total revenue for the three months ended December 31, 1999 was 42.6% compared to 51.8% in the corresponding period a year ago. Total gross profit for fiscal 2000 was $7,789,000 compared to $8,909,000 for fiscal 1999.

     The EM business unit gross profit decreased to 46.2% as a percentage of EM revenue for fiscal 2000 compared to 56.2% in fiscal 1999. This percentage decrease was due to a current period decline in gross profit in both recurring and direct sales revenue as compared to the same period a year ago. Temporary additional start up costs associated with the deployment of the Company's next generation monitoring software (GuardWare) along with unabsorbed fixed costs related to fewer than anticipated offenders being assigned monitoring supervision decreased recurring revenue gross profits to 47% in fiscal 2000 from 56% in fiscal 1999. The Company's expectations are that full deployment of GuardWare will reduce monitoring operating costs over time. Direct sales gross profit for fiscal 2000 was 44% compared to 57% in fiscal 1999. The fiscal 2000 gross profit was negatively affected by approximately $150,000 of Y2K expenses. The fiscal 1999 margins were unusually high due to positive manufacturing variances and relatively favorable pricing on some specific contracts.

     The CCS business unit gross profit decreased to 36.6% as a percentage of CCS revenue for fiscal 2000 compared to 42.1% in fiscal 1999. This decrease was due to start-up costs associated with the Fulton County contract, as well as additional infrastructure expenses required to support the expanding business unit. On new correctional service centers such as the Fulton center, the Company expects to generate profits within six months from start of operations. The Company will continue to make additional investments in new services and community correctional centers throughout fiscal 2000. On existing centers, the Company expects additional cost reductions and improved efficiencies to increase the CCS gross profit percentage over time.


Selling, General and Administrative (S,G&A)


     S,G&A expenses as a percentage of total revenue increased to 29.8% for fiscal 2000 compared to 29.3% in fiscal 1999. Total S,G&A expense for the three months ended December 31, 1999, was $5,454,000 compared to $4,936,000 in the corresponding period a year ago. The Company has recently centralized its S,G&A support functions and no longer provides these services based upon business units. The increase in expenditures is related to additional business development expenses associated with acquisition activities, increased interest expense on the expanded line of credit, as well as increases in product management and international marketing expenditures related to growth of new and existing customer sites.


Provision for Doubtful Accounts


     The provision for doubtful accounts as a percentage of total revenue remained consistent at 3% for fiscal 2000 and fiscal 1999. Total doubtful accounts expense for the three months ended December 31, 1999, was $612,000 compared to $498,000 in the corresponding period a year ago. The provision relates largely to the Company's probation and day reporting services. Probation service revenue is 100% paid by the offender and carries an increased risk of default. Day reporting revenue for fiscal 2000 was 21.7% paid by the offender and the remaining paid by government agencies. The Company has initiated collection activities that have improved its collection results. The Company will continue to emphasize additional collection procedures to further reduce payment defaults.


Amortization and Depreciation (A&D)


     A&D expenses remained consistent at 5% of total revenue for fiscal 2000 and fiscal 1999. Total A&D expense for the three months ended December 31, 1999, was $922,000 compared to $848,000 in the corresponding period a year ago. The increase was due to additions to property, plant and equipment.


Research and Development Expenses (R&D)

     R&D expenses decreased to $392,000 in fiscal 2000 from $614,000 in fiscal 1999. The Company's R&D expenditures were largely related to EM business unit expenses associated with internal software development efforts for improved automation to the Company's electronic monitoring centers, and the evaluation and development of numerous next generation electronic monitoring products. One of these products was introduced in the fourth quarter of fiscal 1999. Two additional products were released in the second quarter of fiscal 2000. The Company expects to continue expenditures for improvements to the monitoring operations and development of future home arrest products throughout fiscal year 2000.


The six-month period ended December 31, 1999 (fiscal 2000), compared to the six-month period ended December 31, 1998 (fiscal 1999):


Revenue


     Total revenue for the six months ended December 31, 1999, increased 9.4% to $36,015,000, compared to $32,923,000 in the corresponding period a year ago.
The Company is continuing to expand recurring revenue which includes service, monitoring and rental income, although there can be no assurances that the Company will be successful in continuing this expansion. These revenue sources, which are generated within both business units, increased 14.7% in fiscal 2000 compared to fiscal 1999. Recurring revenue increased to $30,695,000, or 85.2% of total revenue, in fiscal 2000 from $26,752,000, or 81.3% of total revenue, in fiscal 1999. Both business units reported recurring revenue increases for fiscal 2000 as compared to fiscal 1999.

     The EM business unit revenue increased 0.6% to $22,637,000 for the six months ended December 31, 1999, compared to $22,492,000 in the corresponding period a year ago. Some government agencies purchase equipment and run their own monitoring programs, others elect to utilize both monitoring equipment and services offered by the Company, while other agencies purchase equipment from the Company and then contract with the Company for the service portion of the monitoring. Recurring revenue, which is comprised of electronic monitoring and rental income, increased 6.1% to $17,317,000 in fiscal 2000 from $16,321,000 in fiscal 1999. This increase in recurring revenue relates to the continuing trend of government agencies to contract for electronic monitoring rather than purchase equipment. Direct sales revenue decreased to $5,297,000 in fiscal 2000 from $6,103,000 in fiscal 1999. The timing of new direct sales awards continue to be volatile hence affecting quarter to quarter revenue comparisons.

     The CCS business unit recurring revenue increased 28.3% to $13,378,000 in fiscal 2000, compared to $10,431,000 in fiscal 1999. CCS provides community correctional supervision services, rehabilitation and treatment services, as well as court ordered fee collections. CCS operates in 13 states through its 87 correctional service centers providing services to more than 45,000 offenders. During the second quarter of fiscal 2000 the Company acquired two correctional service centers in New Mexico specializing in treatment and Drug Court services ( see Note 7 to the Consolidated Financial Statements ). In the first quarter of fiscal 2000 the Company was awarded a significant contract from Fulton County, GA representing approximately $8 million in revenue over four years. During the second quarter of fiscal 2000 CCS continued to increase revenue associated with the implementation of this contract. The Company intends to continue to broaden the services provided to the offender and anticipates continued revenue growth in this business unit for fiscal year 2000.


Gross Profit

     Total Gross profit as a percentage of total revenue for the six months ended December 31, 1999 was 44.1% compared to 52.4% in the corresponding period a year ago. Total gross profit for fiscal 2000 was $15,900,000 compared to $17,246,000 for fiscal 1999.

     The EM business unit gross profit decreased to 47.9% as a percentage of EM revenue for fiscal 2000 compared to 57.4% in fiscal 1999. This percentage decrease was due to a current period decline in gross profit in both recurring and direct sales revenue as compared to the same period a year ago. Temporary additional start up costs associated with the deployment of the Company's next generation monitoring software (GuardWare) along with unabsorbed fixed costs related to fewer than anticipated offenders being assigned monitoring supervision decreased recurring revenue gross profits to 48% in fiscal 2000 from 55% in fiscal 1999. The Company's expectations are that full deployment of GuardWare will reduce monitoring operating costs over time. Direct sales gross profit for fiscal 2000 was 46% compared to 64% in fiscal 1999. The fiscal 2000 gross profit was negatively affected by approximately $350,000 of Y2K expenses. The fiscal 1999 margins were unusually high due to positive manufacturing variances and relatively favorable pricing on some specific contracts.


     The CCS business unit gross profit decreased to 37.7% as a percentage of CCS revenue for fiscal 2000 compared to 41.5% in fiscal 1999. This decrease was due to start-up costs associated with the Fulton County contract, as well as additional infrastructure expenses required to support the expanding business unit. On new correctional service centers such as the Fulton center, the Company expects to generate profits within six months from start of operations. The Company will continue to make additional investments in new services and community correctional centers throughout fiscal 2000. On existing centers, the Company expects additional cost reductions and improved efficiencies to increase the CCS gross profit percentage over time.


Selling, General and Administrative (S,G&A)


     S,G&A expenses as a percentage of total revenue decreased to 29.6% for fiscal 2000 compared to 29.7% in fiscal 1999. Total S,G&A expense for the six months ended December 31, 1999, was $10,662,000 compared to $9,675,000 in the corresponding period a year ago. The Company has recently centralized its S,G&A support functions and no longer provides these services based upon business units. The increase in expenditures is related to additional business development expenses associated with acquisition activities, increased interest expense on the expanded line of credit, as well as increases in product management and international marketing expenditures related to growth of new and existing customer sites.


Provision for Doubtful Accounts


     The provision for doubtful accounts as a percentage of total revenue remained constant at 3% for fiscal 2000 as well as fiscal 1999. Total doubtful accounts expense for the six months ended December 31, 1999, was $1,059,000 compared to $907,000 in the corresponding period a year ago. The provision relates largely to the Company's probation and day reporting services. Probation service revenue is 100% paid by the offender and carries an increased risk of default. Day reporting revenue for fiscal 2000 was 21.8% paid by the offender and the remaining paid by government agencies. The Company has initiated collection activities that have improved its collection results. The Company will continue to emphasize additional collection procedures to further reduce payment defaults.


Amortization and Depreciation (A&D)

     A&D expenses remained flat at 5% of total revenue for fiscal 2000 and fiscal 1999. Total A&D expense for the six months ended December 31, 1999, was $1,845,000 compared to $1,655,000 in the corresponding period a year ago. The increase was due to additions to property, plant and equipment.


Research and Development Expenses (R&D)


     R&D expenses decreased to $868,000 in fiscal 2000 from $1,395,000 in fiscal 1999. The Company's R&D expenditures were largely related to EM business unit expenses associated with internal software development efforts for improved automation to the Company's electronic monitoring centers, and the evaluation and development of numerous next generation electronic monitoring products. One of these products was introduced in the fourth quarter of fiscal 1999. Two additional products were released during the second quarter of fiscal 2000. The Company expects to continue expenditures for improvements to the monitoring operations and development of future home arrest products throughout fiscal year 2000.


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


Net Income and Income Taxes


     The Company recorded income tax expense from continuing operations of $615,000 and $1,548,000 for the six months ended December 31, 1999 and 1998 respectively. In addition, the Company's income tax expense differs from the statutory rate largely as a result of state income taxes and non-deductible goodwill amortization expense.

     For the six months ended December 31, 1999, the Company had net income of $851,000, or $.11 diluted earnings per share, compared to net income of $1,482,000, or $.19 diluted earnings per share, for the same period a year ago. The changes in net income relate primarily to the items discussed above.


Impact of Year 2000 Issues


     The Year 2000 issue is related to computer software utilizing two digits rather than four to define the appropriate year. As a result, any of the Company's computer programs, or any of the Company's suppliers or vendors that have date sensitive software, may incur system failures or generate incorrect data if "00" is recognized as 1900 rather than 2000.

     The Company has been addressing Year 2000 issues throughout fiscal years 1998, 1999 and 2000 and has modified any products or services that are affected by Year 2000 issues. Some older products or services have "end of life" programs in place. The Company has a formal comprehensive Year 2000 readiness plan in place under the oversight of its executive management. The Company estimates that approximately $1,393,000 has been incurred during fiscal years 1998, 1999 and 2000 to the end of calendar year 1999 related to addressing Year 2000 events. Approximately 40% of this amount was related to fixed asset additions for new computer related equipment and software upgrades. The remaining amount was expensed as incurred. The Company does not include the costs of internal employee time in the above cost calculations, since these costs are not separately tracked. The above costs, however, do include costs of third party contractors and consultants.

     The Company has contacted each of its material vendors and suppliers to determine their Year 2000 readiness. The Company's greatest risk for a material disruption in services lies in a potential disruption of telecommunication services due to an external telecommunication service provider's failure to be Year 2000 capable and the resulting impact upon the Company's monitoring services. The Company has contacted and has obtained assurances from its telecommunications providers (e.g., MCI WorldCom, AT&T, Sprint, US West, Ameritech, and other regional providers) that their networks are or will be Year 2000 capable The Company has a redundant monitoring system as well as backup telecommunication provider connectivity if for any reason the primary carrier has a disruption in service.

     The Company has been in the process throughout fiscal years 1998, 1999 and 2000 of evaluating and replacing, where needed, its internal business and business unit operating computer systems. These replacements were required to meet current and future needs of the business as well as to cost reduce various administrative and operating functions. Some replacement and system upgrades may have be accelerated from when they might have been implemented in the absence of the Year 2000 issues, and some other systems related projects may have be deferred as a result of such acceleration. However, the Company does not believe either acceleration or deferral of projects, as a result of Year 2000 issues, resulted in a material adverse effect on the Company. All new systems have been designed to be Year 2000 capable. These new systems have been deployed or are scheduled for deployment in fiscal year 2000. Any new systems to be deployed in the second half of fiscal year 2000 have Year 2000 remediated systems currently in operation. The systems currently being used have been externally verified and tested to be Year 2000 compliant.

     The Company believes that based upon changes and modifications already made the impact of Year 2000 issues are not expected to be material. However, to the extent the Company or third parties on which it relies do not timely achieve Year 2000 readiness, the Company's results of operations may be adversely affected. However there was no disruption of any operations for the Company due to the date changeover from December 31, 1999 to January 1, 2000.


Liquidity and Capital Resources


     For the six months ended December 31, 1999, the Company generated $1,439,000 of cash from operating activities, received $748,000 from the issuance of common stock associated with the exercise of stock options, received $475,000 proceeds from the sale of an investment, received $4,065,000 through increased borrowings, expended $1,838,000 for capital equipment and leasehold improvements, expended $1,915,000 for equipment associated with rental and monitoring contracts, expended $2,450,000 for capitalized internally developed software and expended $481,000 for an acquisition net of cash acquired. The total of all cash flow activities resulted in the balance of cash and cash equivalents remaining constant for six months ended December 31, 1999.

     The Company's working capital increased $5,989,000 to $16,649,000 at December 31, 1999. This increase was the result of restructuring the Company's bank financing to long term from short term and increased inventory levels of $2,204,000 due to new product introductions which will be reduced in future months. Accounts receivable decreased in fiscal 2000 primarily as a result of the Company emphasizing collection activities. The Company will continue to emphasize improved accounts receivable collections across both business units and expects to reduce its past due receivables throughout fiscal year 2000 as compared to fiscal year 1999.

     The Company has an available $7,500,000 line of credit with Bank One, Boulder, Colorado which expires in January 2002 ( see Note 9 to the Consolidated Financial Statements ). This financing will fund anticipated fiscal year 2000 working capital requirements. As of December 31, 1999, $7,500,000 had been drawn against this line. The Company expects to generate cash from operations during the second half of fiscal year 2000 which will be used to pay down a portion of the working capital line of credit. The Company has an additional line of credit available with Bank One to finance current and future acquisitions ( see Note 9 to the Consolidated Financial Statements ). During December 1999 the Company borrowed $600,000 against this line to finance an acquisition within the CCS business unit. This financing will be repaid through monthly payments over five years.

     Working capital may be obtained by financing certain operating and sales-type leases under recourse and non-recourse borrowing arrangements. These borrowings would be collateralized with a security interest in the leased equipment. At December 31, 1999, the Company had unfunded leases in the amount of $7,904,000 which could be used as collateral for future borrowing arrangements.

     The Company believes it will have adequate sources of cash and available bank line of credit to fund anticipated working capital needs for its existing business through the next twelve months.

     The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. The instrument's cash flows are denominated in U.S. dollars. The Bank One working capital line of credit and the acquisition funding line represents the majority of these financial instruments.


Market Risk
                                    Recorded Value   Fair Value    Maturity Date
                                    --------------   ----------    -------------

Short - term borrowings             $93,000          $93,000       February 2002
Interest rate                        7.50%            7.50%

Long - term borrowings:
   Working Capital Line of Credit   $7,500,000       $7,500,000    January 2002
   Interest rate Libor plus 1.95%    8.00%            8.00%

   Acquisition Loan                 $600,000         $600,000      January 2005
   Interest rate Libor plus 1.95%    8.00%            8.00%

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        BI Incorporated


Date  January 28, 2000                     By /s/ David J. Hunter
     -----------------------                 -----------------------------------
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