Form 10-Q
period 2000-03-31
BI INC
filed 2000-04-28
CIK 716629

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

                                (303) 218-1000
              ---------------------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of no par value common stock outstanding at April 25, 2000 was 7,948,562.

                                BI INCORPORATED
                                     Index
                                   --------

Part I -  Financial Information:                                       Page No.
Item 1 -  Consolidated Financial Statements

          Consolidated Balance Sheets                                        2
          at March 31, 2000 and June 30, 1999

          Consolidated Statements of Operations
          for the nine month periods ended March 31, 2000 and 1999           3

          Consolidated Statements of Cash Flows
          for the nine months ended March 31, 2000 and 1999                  4

          Consolidated Notes to Financial Statements                       5-6

Item 2 -  Management's Discussion and Analysis
          of Financial Condition and Results of Operations        7 through 15

Signatures                                                                  16

Part II - Other Information:

Item 1 - Legal Proceedings: Incorporated by reference to Note 4 to Consolidated Financial Statements in Part I.

                                BI INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                           (in thousands, unaudited)


                                                                                           March 31,                June 30,
                                                                                        ---------------         ---------------
                                                                                             2000                    1999
                                                                                        ---------------         ---------------

    ASSETS
Current assets
  Cash                                                                                       $     412                $      -
  Receivables, net                                                                              13,045                  14,521
  Inventories, net                                                                               6,020                   4,100
  Investment in sales-type leases                                                                3,634                   3,662
  Deferred income taxes                                                                            933                     933
  Prepaid expenses                                                                               1,483                     825
                                                                                        ---------------         ---------------
    Total current assets                                                                        25,527                  24,041

Investment in sales-type leases                                                                  4,315                   3,368
Rental and monitoring equipment, net                                                             5,690                   5,861
Property and equipment, net                                                                      8,660                  13,833
Intangibles, net                                                                                11,693                  11,998
Long term deferred tax asset                                                                     1,990                   2,011
Investments in common stock                                                                      1,321                   1,321
Software, net                                                                                    5,985                   2,946
Other assets                                                                                     1,828                   2,872
                                                                                        ---------------         ---------------
                                                                                              $ 67,009                $ 68,251
                                                                                        ===============         ===============

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                                             $ 2,743                 $ 2,516
  Outstanding liabilities in excess of cash                                                          -                     971
  Accrued compensation and benefits                                                              2,799                   2,673
  Deferred revenue                                                                               1,787                   1,535
  Income taxes payable                                                                             463                     215
  Current portion of long-term debt (Note 8)                                                       176                   4,052
  Other liabilities                                                                                758                   1,419
                                                                                        ---------------         ---------------
    Total current liabilities                                                                    8,726                  13,381
                                                                                        ---------------         ---------------
Capital lease obligations (Note 6)                                                                 472                   6,714
Deferred revenue                                                                                 2,088                   2,275
Long-term debt (Note 8)                                                                          7,571                       -
                                                                                        ---------------         ---------------

Stockholders' equity
  Common stock, no par value, 75,000 shares
   authorized; 7,949 shares issued and outstanding
   March 31, 2000, and 7,791 shares issued and
   outstanding June 30, 1999                                                                    35,910                  34,996
  Retained earnings                                                                             12,242                  10,885
                                                                                        ---------------         ---------------
                                                                                                48,152                  45,881
                                                                                        ---------------         ---------------

                                                                                              $ 67,009                $ 68,251
                                                                                        ===============         ===============



                    The accompanying notes are an integral
                  part of these consolidated balance sheets.

                                BI INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands except per share amounts, unaudited)


                                                         For the three months                              For the nine months
                                                            ended March 31,                                   ended March 31,
                                                       ------------------------                         -------------------------
                                                         2000           1999                                2000          1999
                                                       -----------  -----------                         ------------  -----------
Revenues
  Service and monitoring income                        $    15,173  $    14,443                         $     45,292  $    40,927
  Rental income                                                304          250                                  880          518
  Direct sales                                               2,663        2,834                                7,961        8,937
  Other income                                                 160           15                                  160           83
                                                       -----------  -----------                         ------------  -----------
    Total revenues                                          18,300       17,542                               54,293       50,465
                                                       -----------  -----------                         ------------  -----------

Costs and expenses
  Cost of service and monitoring income                      8,998        7,379                               26,024       20,653
  Cost of rental income                                        152          204                                  394          379
  Cost of direct sales                                       1,650        1,180                                4,499        3,408
  Selling, general and administrative expenses               5,585        4,761                               16,481       14,584
  Provision for doubtful accounts                              (45)         429                                1,014        1,337
  Amortization and depreciation                                837          921                                2,424        2,442
  Research and development expenses                            227          583                                1,095        1,978
                                                       -----------  -----------                         ------------  -----------
    Total costs and expenses                                17,404       15,457                               51,931       44,781
                                                       -----------  -----------                         ------------  -----------

Income from continuing operations before income taxes          896        2,085                                2,362        5,684
Income tax provision                                          (390)        (874)                              (1,005)      (2,407)
                                                       -----------  -----------                         ------------  -----------
Net income from continuing operations                          506        1,211                                1,357        3,277

Loss from discontinued operations    (Note 5)                    -       (2,886)                                   -       (3,470)
                                                       -----------  -----------                         ------------  -----------
Net income                                             $       506  $    (1,675)                        $      1,357  $      (193)
                                                       ===========  ===========                         ============  ===========
Basic earnings per share from continuing operations    $      0.06  $      0.16                         $       0.17  $      0.43
                                                       ===========  ===========                         ============  ===========

Basic (loss) per share from discontinued operations              -       ($0.37)                                   -       ($0.45)
                                                       ===========  ===========                         ============  ===========

Basic earnings (loss) per share                        $      0.06       ($0.22)                        $       0.17       ($0.03)
                                                       ===========  ===========                         ============  ===========

Weighted average number of common shares outstanding         7,937        7,740                                7,908        7,687
                                                       ===========  ===========                         ============  ===========

Diluted earnings per share from continuing operations  $      0.06  $      0.16                         $       0.17  $      0.43
                                                       ===========  ===========                         ============  ===========

Diluted (loss) per share from discontinued operations            -       ($0.37)                                   -       ($0.45)
                                                       ===========  ===========                         ============  ===========

Diluted earnings (loss) per share                      $      0.06       ($0.22)                        $       0.17       ($0.03)
                                                       ===========  ===========                         ============  ===========

Weighted average number of common and
common equivalent shares outstanding (Note 3)                8,046        7,740                                8,047        7,687
                                                       ===========  ===========                         ============  ===========




                    The accompanying notes are an integral
               part of these consolidated financial statements.

                                BI INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands, unaudited)



                                                                                                For the nine months
                                                                                                  ended March 31,
                                                                                             -------------------------
                                                                                                2000           1999
                                                                                             -------------------------
Cash flows from operating activities:
  Net income                                                                                 $     1,357   $      (193)

  Adjustments to reconcile net income to net cash from
    operating activities:
    Amortization and depreciation                                                                  5,860         5,344
    Provision for doubtful accounts                                                                1,014         1,337

  Changes in assets and liabilities:
    Receivables                                                                                      585        (6,126)
    Investment in sales type leases                                                                 (919)          123
    Inventories, net                                                                              (1,920)         (532)
    Prepaid and other assets                                                                      (1,061)       (1,757)
    Accounts payable                                                                                (751)          611
    Accrued and other expenses                                                                      (535)          794
    Deferred revenue                                                                                  16           371
    Income taxes payable                                                                             269          (203)
    Decrease in net assets of discontinued operations                                                  -         4,125
                                                                                             -----------   -----------
Net cash from operating activities                                                                 3,915         3,894
                                                                                             -----------   -----------


Cash flows from investing activities:
  Capital expenditures    (Notes 6, 7)                                                            (2,358)       (3,128)
  Increase in rental and monitoring equipment                                                     (2,462)       (3,302)
  Increase in capitalized software                                                                (3,268)       (1,013)
  Expenditures for intangibles                                                                        46          (438)
  Cash paid for acquisitions net of cash acquired                                                   (481)            -
  Proceeds from sale of investment    (Note 6)                                                       475             -
                                                                                             -----------   -----------
Net cash used in investing activities                                                             (8,048)       (7,881)
                                                                                             -----------   -----------

Cash flows from financing activities:
  Payments on capital lease obligation                                                                 -           (96)
  Proceeds from issuance of common stock                                                             914           737
  Proceeds from borrowings    (Note 8)                                                             3,631         2,200
                                                                                             -----------   -----------
Net cash from financing activities                                                                 4,545         2,841
                                                                                             -----------   -----------

Net change in cash                                                                                   412        (1,146)

Cash at beginning of period                                                                            -         1,146
                                                                                             -----------   -----------

Cash at end of period                                                                        $       412   $         -
                                                                                             ===========   ===========


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

Note 4 - Legal Proceedings
--------------------------

     The Court Of Common Pleas for the County of Philadelphia, Pennsylvania on March 15, 2000 granted a motion to compel. Plaintiff has until May 9, 2000 to answer interrogatories or produce expert report. Suit alleges product liability and negligence seeking damages of $100,000.

     The Company is also involved in three additional legal proceedings; one alleging negligence and misrepresentation resulting in a wrongful death; the second alleges wrongful death, survivorship action and civil rights violation; the third alleges malfunction in equipment. The first claimant seeks damages of $17,000,000; the second seeks damages of $10,500,000; the third seeks damages of $3,000,000.

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

Note 5 - Discontinued Operations
----------------------------------

In March 1999, the Company entered into a letter of intent to sell the assets of its Corrections Information Services (CIS) business unit. Based on management's assessment of the net realizable value of the CIS business unit assets, with consideration of the terms of the proposed sale included in the letter of intent, the Company recorded an asset impairment charge. Subsequently the Company decided to discontinue its CIS business unit and sold the net assets on April 30, 1999. The CIS business unit's losses from its results of operations and its disposal are presented in the Company's financial statements of operations as discontinued operations, net of related income taxes.

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

Note 7 - Capital Lease Obligations
----------------------------------

During the second quarter, the Company entered into two leasing arrangements that are accounted for as capital leases. The leases are for telecommunications and facilities equipment, totaling $585,000. Accordingly, non-cash additions to property and equipment and non-cash additions to capital lease obligations were recorded in this amount.

Note 8 -Loans Payable
---------------------

Late in the second quarter, the Company entered into a new loan agreement with its primary bank, that replaced the existing bank line of credit. Accordingly, the outstanding balance on the line of credit of $7,500,000 was rolled into the new loan. The new loan bears interest at the published Prime rate, and is due in January, 2002. Interest is due each month. The loan is secured by accounts receivable, inventory, and equipment, and sets forth certain financial and other covenants, including prior consent to the payment of any dividends, that must be met by the Company.

Late in the second quarter, the Company entered into a new installment term loan agreement with its primary bank, in the amount of $600,000. The new loan bears interest at the published Prime rate, with interest due each month. Monthly principal payments are $8,351 for the first year, and accelerate to $11,787 for the last year of the loan term, ending in December, 2004. The loan is secured by accounts receivable, inventory, and equipment, and sets forth certain financial and other covenants, including prior consent to the payment of any dividends, that must be met by the Company.

Note 9 -Recently Issued Accounting Pronouncements
-------------------------------------------------

During June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), and in June 1999, the FASB issued FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB 133" ("SFAS No. 137"). SFAS No. 137 requires the Company to adopt SFAS No. 133 for all quarters in the fiscal year ending June 30, 2002, SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. To date, the Company has not entered into any derivative financial instruments or hedging activities.

During December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"), to establish guidelines for revenue recognition and enhance revenue recognition disclosure requirements. SAB 101 clarifies basic criteria for when revenues are taken into account for purposes of a company's financial statements. SAB 101 is effective for the quarter ended June 30, 2000. The Company is currently assessing the implications of adopting SAB 101. In the period of adoption, the cumulative impact will be reported as a change in accounting principle as dictated by SAB 101.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information in "Management's Discussion and Analysis" and other statements periodically reported by the Company contain forward-looking statements that involve risks and uncertainties. Management believes that its expectations are based on reasonable assumptions. However, no assurances can be given that its goals will be achieved. It should be noted that the earnings history of the Company has not been consistent year to year. Factors that could cause actual results to differ materially include, but are not limited to: fluctuations due to timing of award of government contracts; pricing pressures; liability in excess of insurance coverage; changes in federal, state and local regulations; new product introductions by competitors or unexpected delays of new product introductions by the Company; raw material availability; changes in telecommunications regulations or technologies; the loss of a material contract through lack of appropriation or otherwise or the inability of the Company or others upon which it depends to adequately address and correct problems resulting from the "Year 2000" issue. There was no disruption of any operations for the Company due to the date changeover from December 31, 1999 to January 1, 2000. Although there has been no significant Year 2000 problems to date, the Company will continue to monitor the situation closely.

Results of Operations
---------------------

The following table provides a breakdown of selected results by Business Unit. The Company's Business Units consist of Electronic Monitoring (EM) and Community Correctional Services (CCS). The Company separates costs by Business Unit through gross profits. Operating expenses below gross profit are not allocated by Business Unit.


                                            Three Months Ended                                           Three Months Ended
                                              March 31, 2000                                               March 31, 1999
                                         EM       CCS      Total                                      EM       CCS      Total
                                        (unaudited, in thousands)                                    (unaudited, in thousands)

  Recurring Revenue
     Service & Monitoring           8,439         6,734        15,173                           8,513         5,930         14,443
     Rental                           304                         304                             250                          250
  Total Recurring Rev               8,743         6,734        15,477                           8,763         5,930         14,693
  Direct Sales                      2,663                       2,663                           2,834                        2,834
  Other Income                        160                         160                              15                           15
                                -------------------------------------                        -------------------------------------
Total Revenue                      11,566         6,734        18,300                          11,612         5,930         17,542

Gross Profit
  Recurring Revenue
     Service & Monitoring           4,013         2,162         6,175                           4,589         2,475          7,064
     Rental                           152                         152                              46                           46
  Total Recurring Rev               4,165         2,162         6,327                           4,635         2,475          7,110
  Direct Sales                      1,013                       1,013                           1,654                        1,654
  Other Income                        160                         160                              15                           15
                                -------------------------------------                        -------------------------------------
Total Gross Profit                  5,338         2,162         7,500                           6,304         2,475          8,779
   Gross Profit %                    46.2%         32.1%         41.0%                           54.3%         41.7%          50.0%

                                            Three Months Ended                                           Three Months Ended
                                              March 31, 2000                                               March 31, 1999
                                         EM       CCS      Total                                      EM       CCS      Total
                                        (unaudited, in thousands)                                    (unaudited, in thousands)

  Recurring Revenue
     Service & Monitoring         25,180        20,112        45,292                          24,566        16,361         40,927
     Rental                          880                         880                             518                          518
  Total Recurring Rev             26,060        20,112        46,172                          25,084        16,361         41,445
  Direct Sales                     7,961                       7,961                           8,937                        8,937
  Other Income                       160                         160                              83                           83
                                -------------------------------------                        -------------------------------------
Total Revenue                     34,181        20,112        54,293                          34,104        16,361         50,465

Gross Profit
  Recurring Revenue
     Service & Monitoring         12,055         7,213        19,268                          13,464         6,810         20,274
     Rental                          486                         486                             139                          139
  Total Recurring Rev             12,541         7,213        19,754                          13,603         6,810         20,413
  Direct Sales                     3,462                       3,462                           5,529                        5,529
  Other Income                       160                         160                              83                           83
Total Gross Profit                16,163         7,213        23,376                          19,215         6,810         26,025
                                -------------------------------------                        -------------------------------------
   Gross Profit %                   47.3%         35.9%         43.1%                           56.3%         41.6%          51.6%


The three-month period ended March 31, 2000 (fiscal 2000), compared to the three-month period ended March 31, 1999 (fiscal 1999):


Revenue


     Total revenue for the three months ended March 31, 2000, increased 4.3% to $18,300,000, compared to $17,542,000 in the corresponding period a year ago.
The Company is continuing to expand recurring revenue which includes service, monitoring and rental income, although there can be no assurances that the Company will be successful in continuing this expansion. These revenue sources, which are generated within both business units, increased 5.3% in fiscal 2000 compared to fiscal 1999. Recurring revenue increased to $15,477,000, or 84.6% of total revenue, in fiscal 2000 from $14,693,000, or 83.8% of total revenue, in fiscal 1999. This increase was due to a 13.6% growth in CCS recurring revenue while the EM business unit maintained recurring revenue at the same level for fiscal 2000 as compared to fiscal 1999.

     The EM business unit total revenue decreased slightly to $11,566,000 for the three months ended March 31, 2000, compared to $11,612,000 in the corresponding period a year ago. Some government agencies purchase equipment and run their own monitoring programs, others elect to utilize both monitoring equipment and services offered by the Company, while other agencies purchase equipment from the Company and then contract with the Company for the service portion of the monitoring. Recurring revenue, which is comprised of electronic monitoring and rental income, remained consistent at $8,743,000 in fiscal 2000 compared to $8,763,000 in fiscal 1999. Direct sales revenue decreased to $2,663,000 in fiscal 2000 from $2,834,000 in fiscal 1999. The timing of new direct sales awards continue to be volatile, hence affecting quarter to quarter revenue comparisons.

     The CCS business unit recurring revenue increased 13.6% to $6,734,000 in fiscal 2000, compared to $5,930,000 in fiscal 1999. CCS provides community correctional supervision services, rehabilitation and treatment services, as well as court ordered fee collections. CCS operates in 13 states through its 87 correctional service centers providing services to more than 45,000 offenders. During the current period the Company was awarded a substantial contract from Tulare County, CA representing $2.2 million in annual recurring revenue. Client count is expected to increase to approximately 2,000 over the next six months. In the first quarter of fiscal 2000 the Company was awarded a significant contract from Fulton County, GA representing approximately $8 million in revenue over four years. During the current period CCS continued to increase revenue associated with the implementation of this contract. The Company intends to continue to broaden the services provided to the offender and anticipates additional revenue growth in this business unit for fiscal year 2000.


Gross Profit


     Total Gross profit as a percentage of total revenue for the three months ended March 31, 2000 was 41.0% compared to 50.0% in the corresponding period a year ago. Total gross profit for fiscal 2000 was $7,500,000 compared to $8,779,000 for fiscal 1999.

     The EM business unit gross profit as a percentage of EM revenue decreased to 46.2% in fiscal 2000 compared to 54.3% in fiscal 1999. This percentage decrease was due to a current period decline in gross profit in both recurring and direct sales revenue as compared to the same period a year ago. Temporary additional start up costs associated with the deployment of the Company's next generation monitoring software (GuardWare) along with unabsorbed fixed costs related to fewer than anticipated offenders being assigned monitoring supervision decreased recurring revenue gross profit to 48% in fiscal 2000 from 53% in fiscal 1999. The Company's expectations are that full deployment of GuardWare will reduce monitoring operating costs over time. Direct sales gross profit for fiscal 2000 was 38% compared to 58% in fiscal 1999. The fiscal 2000 gross profit was negatively affected by product upgrades previously made to insure Y2K compliance for approximately $250,000. The fiscal 1999 margins were unusually high due to positive manufacturing variances and relatively favorable pricing on some specific contracts.


     The CCS business unit gross profit as a percentage of CCS revenue decreased to 32.1% for fiscal 2000 compared to 41.7% in fiscal 1999. Over five points of this decrease was due to a temporary decline in day reporting revenue and gross profits in one of the Company's large correctional service centers. In addition, the CCS business unit incurred start-up costs associated with the Fulton County contract, as well as additional infrastructure expenses required to support the expanding business unit. On new correctional service centers such as the Fulton center, the Company expects to generate profits within six months from start of operations. The Company will continue to make additional investments in new services and community correctional centers throughout fiscal 2000. On existing centers, the Company expects additional cost reductions and improved efficiencies to increase the CCS gross profit percentage over time.


Selling, General and Administrative (S,G&A)


     S,G&A expenses as a percentage of total revenue increased to 30.5% for fiscal 2000 compared to 27.1% in fiscal 1999. Total S,G&A expense for the three months ended March 31, 2000, was $5,585,000 compared to $4,761,000 in the corresponding period a year ago. The increase in expenditures is related to additional business development expenses associated with acquisition activities, increased interest expense on the expanded line of credit, as well as increases in sales and marketing expenditures related to growth of new and existing customer sites. The Company has recently centralized its S,G&A support functions and no longer provides these services based upon business units.

Provision for Doubtful Accounts


     The provision for doubtful accounts as a percentage of total revenue decreased for fiscal 2000 as compared to fiscal 1999. Total doubtful accounts expense for the three months ended March 31, 2000, was a negative $45,000 compared to $429,000 in the corresponding period a year ago. This decrease was largely the result of a current period analysis and reduction of the required provision for doubtful accounts. The provision relates largely to the Company's probation and day reporting services. Probation service revenue is 100% paid by the offender and carries an increased risk of default. Day reporting revenue for fiscal 2000 was 25.4% paid by the offender and the remaining paid by government agencies. The Company has initiated collection activities that have improved its collection results. The Company will continue to emphasize additional collection procedures to further reduce payment defaults.


Amortization and Depreciation (A&D)


     A&D expenses decreased to $837,000 or 4.6% of total revenue in fiscal 2000 from $921,000 or 5.3% of total revenue in fiscal 1999. This decrease was due to fewer additions to property, plant and equipment as a result of the completion of the development and related capitalization of numerous new product introductions.


Research and Development Expenses (R&D)


     R&D expenses decreased to $227,000 in fiscal 2000 from $583,000 in fiscal 1999. The Company's R&D expenditures were largely related to EM business unit expenses associated with internal software development efforts for improved automation to the Company's electronic monitoring centers, and the evaluation and development of numerous next generation electronic monitoring products. One of these products was introduced in the fourth quarter of fiscal 1999. Two additional products were released in the second quarter of fiscal 2000. The Company expects to continue expenditures for improvements to the monitoring operations and development of future home arrest products throughout fiscal year 2000.



The nine-month period ended March 31, 2000 (fiscal 2000), compared to the nine-month period ended March 31, 1999 (fiscal 1999):


Revenue


     Total revenue for the nine months ended March 31, 2000, increased 7.6% to $54,293,000, compared to $50,465,000 in the corresponding period a year ago.
The Company is continuing to expand recurring revenue which includes service, monitoring and rental income, although there can be no assurances that the Company will be successful in continuing this expansion. These revenue sources, which are generated within both business units, increased 11.4% in fiscal 2000 compared to fiscal 1999. Recurring revenue increased to $46,172,000, or 85.0% of total revenue, in fiscal 2000 from $41,445,000, or 82.1% of total revenue, in fiscal 1999. Both business units reported recurring revenue increases for fiscal 2000 as compared to fiscal 1999.

     The EM business unit revenue increased 0.2% to $34,181,000 for the nine months ended March 31, 2000, compared to $34,104,000 in the corresponding period a year ago. Some government agencies purchase equipment and run their own monitoring programs, others elect to utilize both monitoring equipment and services offered by the Company, while other agencies purchase equipment from the Company and then contract with the Company for the service portion of the monitoring. Recurring revenue, which is comprised of electronic monitoring and rental income, increased 3.9% to $26,060,000 in fiscal 2000 from $25,084,000 in fiscal 1999. This increase in recurring revenue relates to the continuing trend of government agencies to contract for electronic monitoring rather than purchase equipment. Direct sales revenue decreased to $7,961,000 in fiscal 2000 from $8,937,000 in fiscal 1999. The timing of new direct sales awards continue to be volatile hence affecting quarter to quarter revenue comparisons.

     The CCS business unit recurring revenue increased 22.9% to $20,112,000 in fiscal 2000, compared to $16,361,000 in fiscal 1999. CCS provides community correctional supervision services, rehabilitation and treatment services, as well as court ordered fee collections. CCS operates in 13 states through its 87 correctional service centers providing services to more than 45,000 offenders. In the first quarter of fiscal 2000 the Company was awarded a significant contract from Fulton County, GA representing approximately $8 million in revenue over four years. Throughout the second and third quarters of fiscal 2000 CCS continued to increase revenue associated with the implementation of this contract. During the second quarter of fiscal 2000 the Company acquired two correctional service centers in New Mexico specializing in treatment and Drug Court services. During the current period the Company was awarded a substantial contract from Tulare County, CA representing $2.2 million in annual recurring revenue. The Tulare client count is expected to ramp to approximately 2,000 over the next six months. The Company intends to continue to broaden the services provided to the offender and anticipates continued revenue growth in this business unit for fiscal year 2000.



Gross Profit


     Total Gross profit as a percentage of total revenue for the nine months ended March 31, 2000 was 43.1% compared to 51.6% in the corresponding period a year ago. Total gross profit for fiscal 2000 was $23,376,000 compared to $26,025,000 for fiscal 1999.

     The EM business unit gross profit decreased to 47.3% as a percentage of EM revenue for fiscal 2000 compared to 56.3% in fiscal 1999. This percentage decrease was due to a current period decline in gross profit in both recurring and direct sales revenue as compared to the same period a year ago. Temporary additional start up costs associated with the deployment of the Company's next generation monitoring software (GuardWare) along with unabsorbed fixed costs related to fewer than anticipated offenders being assigned monitoring supervision decreased recurring revenue gross profits to 48% in fiscal 2000 from 54% in fiscal 1999. The Company's expectations are that full deployment of GuardWare will reduce monitoring operating costs over time. Direct sales gross profit for fiscal 2000 was 44% compared to 62% in fiscal 1999. The fiscal 2000 gross profit was negatively affected by approximately $600,000 of Y2K expenses. The fiscal 1999 margins were unusually high due to positive manufacturing variances and relatively favorable pricing on some specific contracts.


     The CCS business unit gross profit decreased to 35.9% as a percentage of CCS revenue for fiscal 2000 compared to 41.6% in fiscal 1999. This decrease was partially due to a temporary decline in day reporting revenue and gross profits in one of the Company's large correctional service centers. In addition, the decreased gross profit was the result of start-up costs associated with the Fulton County contract, as well as additional infrastructure expenses required to support the expanding business unit. On new correctional service centers such as the Fulton center, the Company expects to generate profits within six months from start of operations. The Company will continue to make additional investments in new services and community correctional centers throughout fiscal 2000. On existing centers, the Company expects additional cost reductions and improved efficiencies to increase the CCS gross profit percentage over time.

Selling, General and Administrative (S,G&A)


     S,G&A expenses as a percentage of total revenue increased to 30.4% for fiscal 2000 compared to 28.9% in fiscal 1999. Total S,G&A expense for the nine months ended March 31, 2000, was $16,481,000 compared to $14,584,000 in the corresponding period a year ago. The increase in expenditures is related to additional business development expenses associated with acquisition activities, increased interest expense on the expanded line of credit, as well as increases in sales and marketing expenditures related to growth of new and existing customer sites. The Company has recently centralized its S,G&A support functions and no longer provides these services based upon business units.


Provision for Doubtful Accounts


     The provision for doubtful accounts as a percentage of total revenue decreased to 1.9% of total revenue for fiscal 2000 compared to 2.6% in fiscal 1999. Total doubtful accounts expense for the nine months ended March 31, 2000, was $1,014,000 compared to $1,337,000 in the corresponding period a year ago. This decrease was partially the result of a current period analysis and adjustment of the required provision for doubtful accounts. The provision relates largely to the Company's probation and day reporting services. Probation service revenue is 100% paid by the offender and carries an increased risk of default. Day reporting revenue for fiscal 2000 was 22.9% paid by the offender and the remaining paid by government agencies. The Company has initiated collection activities that have improved its collection results. The Company will continue to emphasize additional collection procedures to further reduce payment defaults.


Amortization and Depreciation (A&D)


     A&D expenses remained flat at 5% of total revenue for fiscal 2000 and fiscal 1999. Total A&D expense for the nine months ended March 31, 2000, was $2,424,000 compared to $2,442,000 in the corresponding period a year ago. This decrease was due to a current period reduction in additions to property, plant and equipment as a result of the completion of the development and related capitalization of numerous new product introductions.


Research and Development Expenses (R&D)


     R&D expenses decreased to $1,095,000 in fiscal 2000 from $1,978,000 in fiscal 1999. The Company's R&D expenditures were largely related to EM business unit expenses associated with internal software development efforts for improved automation to the Company's electronic monitoring centers, and the evaluation and development of numerous next generation electronic monitoring products. One of these products was introduced in the fourth quarter of fiscal 1999. Two additional products were released during the second quarter of fiscal 2000. The Company expects to continue expenditures for improvements to the monitoring operations and development of future home arrest products throughout fiscal year 2000.


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


Net Income and Income Taxes


     The Company recorded income tax expense from continuing operations of $1,005,000 and $2,407,000 for the nine months ended March 31, 2000 and 1999 respectively. In addition, the Company's income tax expense differs from the statutory rate largely as a result of state income taxes and non-deductible goodwill amortization expense.

     For the nine months ended March 31, 2000, the Company had net income of $1,357,000, or $.17 diluted earnings per share, compared to a net loss of $(193,000) or $(.03) diluted earnings per share, for the same period a year ago. The changes in net income relate primarily to the items discussed above.


Impact of Year 2000 Issues

     The Year 2000 issue is related to computer software utilizing two digits rather than four to define the appropriate year. As a result, any of the Company's computer programs, or any of the Company's suppliers or vendors that have date sensitive software, may incur system failures or generate date if "00" is recognized as 1900 rather than 2000.

     The Company has been addressing Year 2000 issues throughout fiscal years 1998, 1999 and 2000 and has modified any products or services that are affected by Year 2000 issues. Some older products or services have "end of life" programs in place. The Company has had a formal comprehensive Year 2000 readiness plan in place under the oversight of its executive management. The Company estimates that approximately $1,393,000 has been incurred during fiscal years 1998, 1999 and 2000 to the end of calendar year 1999 related to addressing Year 2000 events. Approximately 40% of this amount was related to fixed asset additions for new computer related equipment and software upgrades which will be amortized over a three year period. The remaining amount was expensed as incurred. The Company does not include the costs of internal employee time in the above cost calculations, since these costs are not separately tracked. The above costs, however, do include costs of third party contractors and consultants.

     The Company believes that based upon changes and modifications already made, the impact of Year 2000 issues have not been, and are not expected to be, material. However, failure to identify and correct any mission-critical internal or third party Year 2000 processing problem could have a material adverse operational or financial consequence to the Company. There was no disruption of any operations for the Company due to the date changeover from December 31, 1999 to January 1, 2000. Although there has been no significant Year 2000 problems to date, the Company will continue to monitor the situation closely.


Liquidity and Capital Resources


     For the nine months ended March 31, 2000, the Company generated $3,915,000 of cash from operating activities, received $914,000 from the issuance of common stock associated with the exercise of stock options, received $475,000 in proceeds from the sale of an investment, received $3,631,000 through increased borrowings, expended $2,358,000 for capital equipment and leasehold improvements, expended $2,462,000 for equipment associated with rental and monitoring contracts, expended $3,268,000 for capitalized internally developed software and expended $481,000 for an acquisition net of cash acquired. The total of all cash flow activities resulted in the balance of cash and cash equivalents of $412,000 for nine months ended March 31, 2000.

     The Company's working capital increased $6,141,000 to $16,801,000 at March 31, 2000. This increase was the result of restructuring the Company's bank financing to long term from short term and increased inventory levels of $1,920,000 due to new product introductions which will be reduced in future months. Accounts receivable decreased $1,476,000 in fiscal 2000 primarily as a result of the Company emphasizing collection activities. The Company will continue to emphasize improved accounts receivable collections across both business units and expects to reduce its past due receivables throughout fiscal year 2000 as compared to fiscal year 1999.

     The Company has available a $7,500,000 line of credit with Bank One, Boulder, Colorado which expires in January 2002 (see Note 8 to the Consolidated Financial Statements). This financing will fund anticipated fiscal year 2000 working capital requirements. As of March 31, 2000, $7,100,000 had been drawn against this line. Subsequent to this date the Company paid down the line to $6,900,000. The Company expects to generate cash from operations during the fourth quarter of fiscal year 2000 which will be used to further pay down a portion of the working capital line of credit. The Company has an additional line of credit available with Bank One to finance current and future acquisitions (see Note 8 to the Consolidated Financial Statements). During December 1999 the Company borrowed $600,000 against this line to finance an acquisition within the CCS business unit. This financing will be repaid through monthly payments over five years.

     Working capital may be obtained by financing certain operating and sales-type leases under recourse and non-recourse borrowing arrangements. These borrowings would be collateralized with a security interest in the leased equipment. At March 31, 2000, the Company had unfunded leases in the amount of $7,949,000 which could be used as collateral for future borrowing arrangements.

     The Company believes it will have adequate sources of cash and available bank line of credit to fund anticipated working capital needs for its existing business through the next twelve months.

     The table below provides information about the Company's financial instruments as of March 31, 2000 that are sensitive to changes in interest rates. The instrument's cash flows are denominated in U.S. dollars. The Bank One working capital line of credit and the acquisition funding line represents the majority of these financial instruments.


Market Risk
                                Recorded Value     Fair Value     Maturity Date
                                --------------     -----------    --------------

Short - term borrowings              $   93,000     $   93,000     February 2002
Interest rate                              7.50%          7.50%

Long - term borrowings:
   Working Capital Line of Credit    $7,100,000     $7,100,000     January 2002
   Prime Interest rate                     8.75%          8.75%

   Acquisition Loan                  $  600,000     $  600,000     January 2005
   Prime Interest rate                     8.75%          8.75%

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      BI Incorporated


Date  April 28, 2000                       By
     ---------------------                   ---------------------------
                                           David J. Hunter
                                           President and Chief Executive Officer


                                           Jacqueline A. Chamberlin
                                           Chief Financial Officer