Form 10-K
period 2000-06-30
BI INC
filed 2000-09-28
CIK 716629

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            ______________________

                                   FORM 10-K

                 Annual Report Pursuant To Section 13 Or 15(d)Of
                      The Securities Exchange Act of 1934

For the fiscal year ended:  June 30, 2000

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

                                 Yes   X    No ____
                                     -----

At September 26, 2000, there were 7,974,612 shares of Common Stock outstanding and the aggregate market value of Common Stock held by non-affiliates was $64,544,516.


                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                                    PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

          BI Incorporated ("BI" or the "Company") is the leading manufacturer and provider of electronic monitoring equipment and services, and community correctional services to the criminal justice market worldwide.

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

          The Company started its Community Correctional Services ("CCS") business unit through the acquisition of four companies in fiscal 1997. On October 10, 1996, the Company completed the merger with Community Corrections Corporation, Justice Alternatives Inc. and Tennessee Probation Services, Inc., collectively referred to as "CCC." CCC provides probation services to misdemeanant probationers through correctional service centers in Georgia, Florida, Tennessee and South Carolina. On January 31, 1997, the Company acquired Peregrine Corrections, Inc. ("PCI") of Denver, Colorado. PCI is an industry leader in day-reporting, a non-residential criminal sentencing alternative for felony probationers. PCI provides services through correctional service centers in Colorado, Illinois, New Mexico, Oregon and Washington. On October 1, 1999 the Company acquired two correctional service centers in New Mexico specializing in Treatment and Drug Court services.

          In July 2000 the Company acquired Intervention Court Services, L.L.C., and Insights Counseling Services, Inc. for a purchase price of approximately $6.1 million. These organizations provide court compliance supervision, electronic monitoring, alcohol and domestic violence supervision programs and drug testing to 11,300 offenders from 27 offices located in Colorado and Utah. Annual revenue associated with this acquisition is expected to be $5.3 million.

Proposed Tender Offer, Merger and Going Private Transaction
-----------------------------------------------------------

         On August 18, 2000, KBII Acquisition Company, Inc., a Colorado corporation ("Offeror") and a wholly-owned subsidiary of KBII Holdings, Inc., a Delaware corporation ("Parent"), commenced a tender offer (the "Offer") to purchase all of the outstanding shares of Common Stock (the "Shares") of the Company at a price of $8.25 per Share, net to the seller in cash (less any required withholding taxes), without interest thereon, upon the terms and subject to the conditions set forth in the Offer to Purchase and the related Letter of Transmittal, dated August 18, 2000. The Offer is presently set to expire (unless further extended) at midnight, Eastern time, on Tuesday October 3, 2000.

     The Offer is conditioned upon, among other things, there being validly tendered and not withdrawn prior to the expiration date of the Offer, a number of Shares which will constitute at least 90% of Shares outstanding at the time that the Shares are accepted for payment pursuant to the Offer (the Minimum Condition").

          Once the Minimum Condition is satisfied and at least 90% of the Shares have been purchased, the Offeror will be merged with and into the Company pursuant to the Colorado Business Corporation Act ("CBCA") pursuant to the provisions that allow a corporation that is at least 90% owned by a subsidiary to merge with that subsidiary without a vote of all shareholders of the parent company. This type of merger is customarily referred to as a "short-form merger."

          If the Minimum Condition is not satisfied by the expiration of the Offer, but the number of Shares validly tendered pursuant to the Offer represents more than 75% of all Shares outstanding at the time that the Offer is terminated (the "Alternative Condition"), Offeror is relieved of its obligation to accept such tendered Shares, but Offeror and the Company shall, subject to Offeror having received an extension of its financing commitments until such time as a merger can be consummated, take such actions as may be necessary to cause Offeror to be merged with and into the Company pursuant to the provisions of the CBCA that allow a merger to be consummated if it is submitted to all shareholders of the Company and approved by the requisite number of Shares (in this case a majority of the Shares outstanding). This type of merger is customarily referred to as a "long-form merger."

          The Offer is being made pursuant to an Agreement and Plan of Merger dated as of August 10, 2000, among Parent, Offeror and the Company (the "Merger Agreement"). Following the consummation of the Offer and the satisfaction or waiver of certain conditions, Offeror will merge with and into the Company or, at Parent's election and subject to certain conditions, the Company will merge with and into Offeror or another wholly owned subsidiary of Parent (the "Merger"). In the Merger,each Share outstanding at the Effective Time (as defined in the Merger Agreement) (other than Shares held by Parent, Offeror or the Company, by any direct or indirect wholly owned subsidiary of Parent or the Company or by shareholders who perfect dissenters' rights pursuant to the CBCA) will, by virtue of the Merger and without any action by the holder thereof, be converted into the right to receive, without interest, an amount in cash equal to $8.25 per Share (less any required withholding taxes) or such greater amount per Share which may be paid pursuant to the Offer.

          If the Offer and/or the Merger (either by way of a short-form merger or long-form merger) is completed, the Company has been advised that Parent intends to delist the Company's securities, deregister the Shares under the Securities Exchange Act of 1934 and delist the Shares from Nasdaq. The Company will then become a private company which will no longer be subject to the reporting requirements that apply to public companies under the federal securities laws.

          The Company and certain affiliated persons have filed documents with the Securities and Exchange Commission (the "Commission") on Schedule 14D-9 and
Schedule 13E-3. Offeror and Parent have filed documents with the Securities and Exchange Commission on Schedule TO. These Schedules (as amended from time to time) contain additional information concerning the terms and conditions applicable with respect to the Offer and the Merger, as well as additional disclosure about various aspects of the proposed transaction. The reader is advised to review these documents to obtain additional information concerning the Offer and the proposed Merger. See also, Item 13 -- Certain Relationships
                                   --- ----
and Related Transactions - Related Party Transactions Relating to the Proposed Merger of the Company with KBII Acquisition Company, Inc." herein, for information concerning certain proposed transactions between the Company and certain affiliates in connection with the proposed Offer and Merger.

          The Schedules filed by the Company and the Offeror and Parent (as well as the other reports, proxy statements, and other information filed by the Company with the Commission) should be available for inspection at the Commission's Public Reference Room, Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549, and copies should be obtainable upon payment of the Commission's customary charges by writing to the Commission's principal office at 450 Fifth Street, N.W., Washington, D.C. 20549. Such material should also be available for inspection and copying at the regional offices of the Commission located at Seven World Trade Center, Suite 1300, New York, New York 10048 and Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661. The Commission also maintains a World Wide Web site on the Internet at http://www.sec.gov that contains the schedules, reports, proxy statements and other information regarding registrants that file electronically with the Commission. The Company files all such schedules and reports electronically.

Industry and Market Background
------------------------------

          According to the U.S. Bureau of Justice Statistics latest report, 6.5 million adults were under some form of correctional supervision at December 31, 1999. The number of prisoners under the jurisdiction of federal or state correctional authorities on that date reached a record high of 2.0 million. Moreover, 4.5 million adults were under parole or probation supervision. The total adult correctional population has increased 45% from 1990 to 1999. These are the targeted populations for the Company's products and services.

          At June 30, 2000 the Company was monitoring approximately 21,500 offenders daily on home arrest; approximately 41,800 misdemeanant and felon probationers were being managed through the Company's CCS correctional service centers, and approximately 20,000 offenders were using BI's automated PROFILE service.

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

PRODUCTS AND SERVICES

Electronic Monitoring Equipment and Services
--------------------------------------------

          BI HomeGuard 200:  The Company's premier product line, the BI
          ----------------
HomeGuard 200, consists of a radio frequency transmitter, worn on an offender's ankle or wrist, and a receiver unit called a field monitoring device ("FMD"), installed in the offender's home. The transmitter produces uniquely encoded signals which are received by the FMD. Using standard telephone lines, the FMD relays the information to the agency's host computer or BI monitoring service. The host computer can communicate with several hundred FMDs at one time. If the offender moves beyond a certain distance from the FMD, the radio signal is broken and an indication of the break in transmission is relayed by the FMD to the host computer. Monitoring center personnel enter predetermined curfews into the host computer using BI's proprietary software. If an offender fails to comply with these terms or tampers with the transmitter, the host computer signals a violation and the officer in charge is alerted according to predetermined agency criteria.

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

          An additional component of the HomeGuard 200 is the BI Drive-BI(TM)
                                                              --------------
Monitor.  The Drive-BI is a hand-held, portable unit used to receive encoded
-------
transmissions from the HomeGuard 200 ankle bracelet transmitters worn by offenders. The Drive-BI does not require installation of an FMD in the offender's home. Rather, a compliance officer has the capability to drive by the individual's residence or work place and uses the portable receiving unit to verify compliance with the terms of the program.

          BI Sobrietor:  The BI Sobrietor(TM) is a remote, in-home alcohol
          -------------         ------------
testing device which can be used stand-alone or in conjunction with electronic home arrest. It combines voice verification, triple tamper protection and fuel cell technology to provide corrections officials with an increased level of security and actual analyses of offenders' blood alcohol levels. The unit is ergonomically designed, lightweight and easy to install.

          BI JurisMonitor(TM):  The BI JurisMonitor System is a cost effective
          ------------------
approach to domestic violence intervention and compliance with court orders, combining electronic monitoring technology with a coordinated community response. In the JurisMonitor system, the offender wears an ankle bracelet that emits a continuous signal. The victim is provided with an FMD base unit, which sets off an alarm when the transmitter comes within the proximity of the base unit. In addition, the monitoring unit in the offender's home verifies curfew compliance and detects tampering or attempts to shield the bracelet. When the FMD detects the presence of the offender, four events are set into motion: an audible alarm sounds within the home; the monitoring center is alerted; the unit begins an audio recording and police are dispatched based on the protocols established by the jurisdiction.

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

          BI SkyGuard 500(TM)  SkyGuard 500 provides 24 hour a day monitoring of
          ------------------
an offender's location through the use of our nation's Global Positioning Satellite (GPS) system. Combined with the HomeGuard 200 or BI 9000 electronic monitoring system, SkyGuard provides the most comprehensive integrated supervision available today. SkyGuard tracks compliance to pre-determined geographic and schedule restrictions, called inclusion and exclusion zones. With these pre-programmed time and space constraints, agencies designate where an offender can and can't go. SkyGuard is expected to be available in fiscal year 2001.

          BI GuardCenter(TM)  BI Incorporated uses its electronic monitoring
          -----------------
products to provide corrections agencies with comprehensive remote monitoring services. BI's GuardCenter is at the core of an integrated supervision program, and uses the most advanced technology available, monitoring the status of individuals and communicating any violations and other information according to predetermined agency criteria. Corrections officials use BI's equipment without having to provide agency staff to monitor individuals or obtain capital to purchase host system computer equipment. This allows flexibility, control, security and dramatic savings over the costs of incarceration. BI certifies its monitoring center personnel, who monitor subjects from GuardCenters in Boulder, Colorado and Anderson, Indiana, 24 hours a day, seven days a week. The two facilities are fully redundant and feature unprecedented system uptime and accurate data entry and reporting. GuardWare(TM) is the software that manages offender information and supervision parameters within the GuardCenter. This application runs on an industry standard Microsoft(R) Windows(R) NT and SQL Server platform. Guardlink(TM) is a computing based window that gives agencies remote access to GuardCenter data.

          BI TelGuard 2.0(TM)  TelGuard utilizes advanced voice verification
          ------------------
technology to provide agencies with a flexible way to effectively perform compliance monitoring of community based offenders. TelGuard monitors offenders with random, scheduled, inbound or outbound verification calls over standard telephones. During a verification call, TelGuard compares the offender's voiceprint to a voiceprint taken during enrollment. TelGuard verifies the offender's identity and location, and subsequently the offender's compliance to curfew and schedule restrictions. Alerts are communicated to officers by e-mail, fax or pager. When an alert is e-mailed, it contains an embedded sound file so that an officer can hear the verification session.

Community Correctional Services
-------------------------------

          Focused on providing supervision and offender intervention treatment services to agencies in 12 states, BI's CCS business unit partners with agencies to help interrupt the cycle of chronic crime. As of June 30, 2000, BI had 83 offices providing either daily or weekly face to face contact with offenders, collecting fees and insuring compliance with court or agency ordered conditions. BI requires offenders to accept responsibility and makes them accountable for their actions, providing extensive follow up when offenders fail to meet their conditions of release, and notification to the supervising agency or court of non-compliance. Our offices can provide tailored levels of supervision based on an individual offender's needs. This individualized offender program can significantly reduce the number of new crimes from what would have been committed without intervention, resulting in lower law enforcement and correctional costs, and safer communities.

REVENUE FROM BUSINESS SEGMENTS

          The Company's two reportable segments, EM and CCS, are strategic business units that offer different products and services. The EM business unit recognized revenue of $45,386,000; $45,698,000 and $41,938,000 in 2000, 1999,
and 1998 respectively, from the sale of electronic monitoring products and services. The CCS business unit recognized revenue of $ 26,695,000 in 2000, $22,669,000 in 1999 and $16,688,000 in 1998. These sources of revenue reflect the continuing expanding acceptance of correction agencies to use the Company's products and services.

PRODUCT DEVELOPMENT

          The Company designs and engineers the primary hardware and software elements of its product lines, other than the host computer systems. The Company solicits customer input to enhance its current products and to develop and design new products. During fiscal 2000 the Company advanced the development of its next generation monitoring software. The Company began limited utilization of this software during fiscal 1999 to enhance customer satisfaction and improve efficiencies. For the years ended June 30, 2000, 1999, and 1998, the Company had research and development expenses excluding capitalized amounts of approximately $1,400,000; $1,900,000, and $2,400,000, respectively.

MANUFACTURING

          The Company performs final assembly, testing, and quality control of its products at its facility in Boulder, Colorado. The Company generally uses standard parts and components obtained from a variety of vendors. The Company also uses custom molded parts made from BI owned tooling. The Company has not experienced and does not anticipate any difficulty in obtaining the necessary manufacturing assemblies, parts and components.

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

          Customers may acquire the Company's products and services by purchase, rental or lease-purchase. Under a typical rental arrangement, the term is for a period of up to one year, payments are due monthly and the Company retains title to the equipment. Under the typical lease-purchase agreement, the lease is generally for a term of 36 months, payments are due monthly and generally the customer has the option to acquire the equipment at a nominal cost at the end of the lease term. Payments by governmental entities under rental and lease-purchase arrangements are contingent upon annual appropriations. Certain government agency contracts are paid directly by the offender using the Company's products and services. Although there can be no assurance, the Company believes that the likelihood of nonpayment due to lack of appropriations is remote. See Notes 1 and 2 to the Consolidated Financial Statements.

SIGNIFICANT CUSTOMERS

          In fiscal 2000, the Administrative Office of the U.S. Federal Courts accounted for 9% of the Company's total revenue. This customer accounted for 9% of total revenue in fiscal 1999 and 10% in fiscal 1998. A loss of this customer could have a material, adverse effect on the Company.

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

          The Company arranges for 24-hour hardware service on computer equipment and peripherals, and directly provides 24-hour software support. Products manufactured by the Company are serviced at its Boulder, Colorado facility. The Company provides a full warranty on all its hardware products for one year from the date of delivery. The Company also offers, for a fee, annual extended service contracts which provide the same coverage for a greater term. Certain of the warranties provided by the Company's suppliers are for a period less than the period provided by the Company to its customers.

          BI's CCS business unit provides a full range of community correctional services through contracts with correctional jurisdictions or judicial entities. CCS continues the tradition of excellent customer service and offers the standard company warranties when providing electronic monitoring or Sobrietor equipment as part of its service offerings.

BACKLOG AND RECURRING REVENUE

          The Company includes only firm purchase orders in its backlog, which can vary significantly from month to month. The Company believes that its backlog at any particular time is generally not indicative of the level of future sales. The Company had approximately $5,097,000 of monthly recurring monitoring, service and rental revenue during June 2000, compared to approximately $5,222,000 during June 1999.

COMPETITION

          The Company believes there are eight competitors in the manufacturing of EM equipment and 15 competitors in the monitoring of this equipment. It is anticipated that competition will increase as additional companies and corrections agencies recognize the benefits of EM programs. The principal methods of competition are price, quality of products and service, experience and proven product performance. While the Company believes that its products and vices are currently superior to those of its competitors, there can be no assurance that this competitive advantage will be maintained.

          With the acquisition of Community Corrections Corporation and Peregrine Corrections, Inc. in 1996 and 1997 respectively, BI created the Community Correctional Services business unit and entered new areas within the corrections market. As of June 20, 2000, BI provided direct community correctional services through 83 offices in 12 states. Currently there are in excess of 40 smaller competitors providing similar services in these states. BI is the only national company providing a full range of community correctional services to the corrections industry today. It is expected that as the market expands, other competitors will enter this market.

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

INSURANCE

          The Company maintains general and professional liability insurance coverage at $10,000,000 and $10,000,000, respectively. Management of the Company believes such insurance is adequate for its existing operations.

PATENTS AND PROPRIETARY TECHNOLOGY

          The Company has 26 United States and 15 foreign patents granted or acquired as well as seven foreign patents pending. These patents expire between 2001 and 2011. The Company licenses proprietary voice verification technology exclusively for its home arrest product. All required licenses associated with fiscal year 2000 usage were purchased in advance. There can be no assurance that the protection afforded by these patents and licenses will provide the Company with a competitive advantage, or that the Company will be able to successfully assert its intellectual property rights in infringement actions. In addition, there can be no assurance that the Company's current products or products under development will not infringe other patents or proprietary rights of others.

EMPLOYEES

          At June 30, 2000, the Company had 970 employees, none of whom were represented by a union. Of these 970 employees, 410 were electronic monitoring staff, 460 community correctional services employees and 100 corporate staff. Management believes that its relations with its employees are good.

EXECUTIVE OFFICERS OF THE COMPANY

          Information concerning the executive officers of the Company is located at item 10 of the Report under the caption "Directors and Executive Officers of the Company."

ITEM 2.  PROPERTIES.

          The Company currently leases approximately 78,000 square feet at its two facilities located in Boulder, Colorado. The leases for these facilities expire in September 2010. Under certain conditions both leases provide BI with an option to terminate, with a one-year notice, beginning in September 2000.

          The Company also leases approximately 18,000 square feet for its eastern monitoring office in Anderson, Indiana. The lease, dated October 1, 1999, expires in September 2009 with an option to terminate after four years.

          In addition, the Company leases facilities at 82 other locations for a total of approximately 166,000 square feet. These facilities are associated with its day reporting and probation services and are located in California, Colorado, Florida, Georgia, Illinois, Indiana, New Jersey, New Mexico, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas and Washington.

          Many of the Company's leases contain renewal rights and cancellation rights. At the present time, such facilities are adequate for the Company's purposes.

ITEM 3.  LEGAL PROCEEDINGS.

          On February 6, 1998, Bill M. Kirby filed a complaint in US District Court, North District of Texas, Fort Worth Division naming BI Incorporated as the defendant. The suit alleges negligence and misrepresentation resulting in a wrongful death. The plaintiff seeks damages of $11,600,000.

          On July 20, 1998, Joseph Gill Sr. filed a complaint naming Rudolph McGriff, City of Philadelphia and BI Incorporated as defendants in the Court of Common Pleas in Philadelphia County, Pennsylvania. The suit brings two counts, a survival action and a wrongful death action, and asks for damages in excess of $100,000.

          On July 20, 1999, Joe T. Young filed a complaint naming BI Incorporated and Tamara Anderson in the United States District court, Northern District of Georgia, for wrongful detention. Plaintiff seeks compensatory damages in the sum of $200,000 and punitive damages in the amount of $200,000.

          On August 10, 1999, Sheila Kennerly filed a complaint, naming Montgomery, Ohio, Montgomery County Sheriff Department, and BI Incorporated as defendants in the United States District Court, Southern District of Ohio, West Division, for wrongful death, survivorship action and civil rights violation. The plaintiff seeks $10,500,000 in damages.

          On August 17, 1999, Jaby & Latonya Crews filed a complaint naming BI Incorporated, Pamela Goodfriend and Eric Longfellow in State Court of Fulton County, Georgia, for wrongful detainment. Plaintiff is seeking $300,000 in damages.

          On August 16, 2000, M. Dean Briggs filed suit in District Court, County of Boulder, Colorado on behalf of himself and all other similarly situated, against the Company and David J. Hunter, William E. Coleman, Mckinley
C. Edwards, Jr., Beverly J. Haddon, Jeremy N. Kendall, Perry M. Johnson, Barry
J. Nidorf and Byam K. Stevens, Jr., all of whom are directors of the Company. Messrs. Hunter and Edwards are also officers of the Company. The Company was served, through its registered agent, with a copy of the Summons and Complaint on August 21, 2000. The claim arises out of the proposed tender offer and merger transaction with KBII Acquisition Company, Inc and its affiliates. The Complaint states that the action is brought as a class action on behalf of the holders of the Company's common stock (the "Class") against the Company, its directors and certain officers, claiming that the defendants "individually and as part of a common plan and scheme or in breach of their fiduciary duties to plaintiff and the other members of the Class, are attempting unfairly to deprive plaintiff and other members of the Class of the true value of their investment in the Company by having the Company enter into the Merger Agreement. Plaintiff Briggs claims that the "merger consideration to be paid to Class members is unconscionable, unfair and grossly inadequate." The suit seeks, among other things, an injunction against the defendants from consummating the Merger, rescission of the Merger Agreement, damages, and attorneys' fees. On September 25, 2000, Plantiff Briggs voluntarily dismissed this action.

          Management believes the Company has adequate legal defenses and/or insurance coverage against all of the above described claims and intends to defend them vigorously. There can be no assurances however, that any individual case will result in an outcome favorable to the Company. In the event of any adverse outcome, neither the amount nor the likelihood of any potential liability which might result is reasonably estimable. The Company currently believes that the amount of the ultimate potential loss would not be material to the Company's financial position or results of operations. However, an adverse future outcome in any individual case, including legal defense costs, could have a material effect on the Company's reported results of operations in a particular quarter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               None.

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


=========================================================
                     Fiscal Year Ended June 30,
                               2000
=========================================================
                          High          Low
                          ----          ---
First Quarter         $    9.25     $    7.06
---------------------------------------------------------
Second Quarter             9.13          6.06
---------------------------------------------------------
Third Quarter              9.00          6.75
---------------------------------------------------------
Fourth Quarter             7.88          4.53
---------------------------------------------------------

---------------------------------------------------------
                     Fiscal Year Ended June 30,
                               1999
---------------------------------------------------------
First Quarter         $    9.75     $    6.25
---------------------------------------------------------
Second Quarter             9.13          7.00
---------------------------------------------------------
Third Quarter             11.69          7.00
---------------------------------------------------------
Fourth Quarter            10.19          8.13
=========================================================

          As of June 30, 2000, there were approximately 3,000 holders of record of the Common Stock.

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

                                                                              Year Ended June 30,
                                                           -------------------------------------------------------
                                                               2000       1999         1998      1997      1996
                                                           -------------------------------------------------------
                                                                     (in thousands, except per share data)
Statement of Operations Data:
     Total revenue                                         $  72,081   $  68,367   $   58,626  $ 46,993   $ 39,212
     Cost of operations                                       41,449      33,782       28,665    22,046     19,200
                                                           ---------   ---------   ----------  --------   --------
     Gross profit                                             30,632      34,585       29,961    24,947     20,012
     Selling, general and
      administrative expenses                                 21,943      20,185       17,278    14,037     10,916
     Provision for doubtful accounts                           1,576       1,927        1,806     1,732        228
     Depreciation an amortization                              3,181       3,352        3,080     2,067      1,392
     Research and development expenses                         1,422       1,943        2,417     2,698      2,661
     Income from continuing operation
      before income taxes                                      2,510       7,178        5,380     4,413      4,812
     Income tax provision                                     (1,069)     (3,022)      (2,394)   (1,957)    (1,949)
                                                           ---------   ---------   ----------  --------   --------
     Net income from continuing operations                     1,441       4,156        2,986     2,456      2,863
     Loss from results of
      discontinued operations (1)                                  0      (3,267)        (315)     (623)         0
    Loss on disposal of discontinued operations                    0        (835)           0         0          0
                                                           ---------   ---------   ----------  --------   --------
    Net income                                             $   1,441   $      54   $    2,671  $  1,833  $   2,863
                                                           =========   =========   ==========  ========   ========
    Diluted earnings per share                             $     .18   $     .01   $      .34  $    .25   $    .40
    Weighted average number of outstanding                 =========   =========   ==========  ========   ========

     common shares - diluted                                   8,027       7,977        7,841     7,451      7,160
                                                           =========   =========   ==========  ========   ========
Balance Sheet Data:
    Working capital                                        $  17,695   $  10,660   $   14,825  $ 14,541     18,172
    Total assets                                              64,951      68,251       61,989    55,421     42,820
    Long-term debt, net of current
     maturities (excludes Capital Lease)                       6,146           0            0         0          0
    Total stockholders' equity                                47,963      45,881       44,907    40,620     37,206

(1) During fiscal 1999, the Company recorded an asset impairment charge and ultimately sold all assets related to the CIS business unit. The discontinuance of this business unit has been accounted for as a discontinued operation. See MD&A discussion and Note 5 of the consolidated financial statements. Segment information for the discontinued business unit for 1996 is not available.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Certain information in "Management's Discussion and Analysis" and other statements periodically reported by the Company contain forward-looking statements that involve risk and uncertainties as defined in the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Management believes that its expectations are based on reasonable assumptions. However, no assurances can be given that its goals will be achieved and investors are cautioned that such forward-looking statements involve risk and uncertainties. It should be noted that the earnings history of the Company has not been consistent year to year. Factors that could cause actual results to differ materially include, but are not limited to:

fluctuations due to timing of award of government contracts; pricing pressures; changes in federal, state and local regulations; liability in excess of insurance coverage; new product introductions by competitors or unexpected delays of new product introductions by the Company; raw material availability; changes in telecommunications regulations or technologies; or the loss of a material contract through lack of appropriation or otherwise.


RESULTS OF OPERATIONS:

     The following tables provide a breakdown of selected results by business unit. The total amounts are audited and agree with the audited Consolidated Statement of Operations. The Company's business units consist of Electronic Monitoring (EM), Community Correctional Services (CCS) and Corrections Information Systems (CIS) which was sold in 1999.

                                          Twelve Months Ended         Twelve Months Ended           Twelve Months Ended
                                             June 30, 2000               June 30, 1999                 June 30, 1998
                                         EM       CCS     Total        EM       CCS     Total        EM       CCS     Total
                                            (in thousands)                (in thousands)                (in thousands)
Revenue
  Recurring revenue
     Service & monitoring              33,853   26,695   60,548      33,380   22,669   56,049      26,848   16,688   43,536
     Rental                             1,246             1,246         854               854         742               742
  Total recurring revenue              35,099   26,695   61,794      34,234   22,669   56,903      27,590   16,688   44,278
  Direct sales                         10,127            10,127      11,390            11,390      13,822            13,822
  Other income                            160               160          74                74         526               526
Total revenue                          45,386   26,695   72,081      45,698   22,669   68,367      41,938   16,688   58,626

Gross profit
  Recurring revenue
     Service & monitoring              16,726    9,153   25,879      17,968    9,490   27,458      14,818    6,232   21,050
     Rental                               712               712         539               539         521               521
  Total recurring revenue              17,438    9,153   26,591      18,507    9,490   27,997      15,339    6,232   21,571
  Direct sales                          3,881             3,881       6,514             6,514       7,864             7,864
  Other income                            160               160          74                74         526               526
Total gross profit                     21,479    9,153   30,632      25,095    9,490   34,585      23,729    6,232   29,961
   Gross profit %                        47.3%    34.3%    42.5%       54.9%    41.9%    50.6%       56.6%    37.3%    51.1%


Revenue
-------

          Total revenue for fiscal year 2000 increased 5.4% to $72,081,000 compared to $68,367,000 in fiscal year 1999. The Company is continuing to expand recurring revenue which includes service, monitoring and rental income, although there can be no assurances that the Company will be successful in continuing this expansion. These revenue sources, which are generated within both business units increased 8.6% in fiscal year 2000 compared to fiscal year 1999. Recurring revenue increased to $61,794,000 or 85.7% of total revenue, in fiscal 2000 from $56,903,000, or 83.2% of total revenue, in fiscal 1999. Both business units reported recurring revenue increases for fiscal 2000 as compared to fiscal 1999.

          The EM business unit revenue decreased 0.7% to $45,386,000 in fiscal 2000 compared to $45,698,000 in fiscal 1999. This business unit is comprised of both equipment sales and monitoring services. Some government agencies purchase equipment and run their own monitoring programs, others elect to utilize both monitoring equipment and services offered by the Company, while other agencies purchase equipment from the Company and then contract with the Company for the service portion of the monitoring. Recurring revenue, which is comprised of electronic monitoring and rental income, increased 2.5% to $35,099,000 in fiscal 2000 from $34,234,000 in fiscal 1999. This increase in recurring revenue relates to the continuing trend of government agencies to contract for electronic monitoring rather than purchasing equipment. Direct sales revenue decreased to $10,127,000 in fiscal 2000 from $11,390 ,000 in fiscal 1999. This is consistent with the Company's market strategy of emphasizing recurring revenue over direct sales.

          The CCS business unit recurring revenue increased 17.8% to $26,695,000 in fiscal 2000 compared to $22,669,000 in fiscal 1999. CCS provides community correctional supervision and services in 12 states through its 83 correctional service centers. The Company currently provides services for approximately 42,000 offenders. The Company intends to continue to broaden the services provided to the offender and anticipates continued revenue growth in this business unit for fiscal year 2000.

          Total revenue increased 16.6% to $68,367,000 in fiscal 1999 from $58,626,000 in fiscal 1998. Direct sales decreased to $11,390,000 in fiscal 1999 compared to $13,822,000 in fiscal 1998. Service, monitoring and rental income increased to $56,903,000 in fiscal 1999 or 28.5% over the $44,278,000 in fiscal 1998.

Gross Profit
------------

          Total gross profit decreased to $30,632,000 or 42.5% as a percentage of total revenue for fiscal 2000 compared to $34,585,000 or 50.6% as a percentage of total revenue for fiscal 1999.

          The EM business unit gross profit decreased to 47.3% as a percentage of EM revenue for fiscal 2000 compared to 54.9% in fiscal 1999. Direct sales gross profit decreased to 39.3% in fiscal 2000 compared to 57.5% in fiscal 1999. This decrease was due to a few significant factors. The first factor was market price erosion on direct sales of mature monitoring products. This decrease amounted to approximately $250,000 in reduced gross profit for fiscal 2000. Another factor that affected EM direct sales gross profits for fiscal 2000 was manufacturing overhead and direct labor cost increases of approximately $500,000. The Company expects these additional costs to be absorbed through efficiency improvements and increased manufacturing volume in fiscal 2001. The final cost factor that affected direct sales gross profit was $600,000 of Y2K expenses in fiscal 2000 related to product and service modifications. Recurring revenue gross profit decreased to 49.7% in fiscal 2000 compared to 54.1% in fiscal 1999. This decrease was due to increased monitoring center costs of approximately $800,000 associated with the development of the next generation monitoring software. Operating two software systems resulted in increased labor and telecom expenses as well as additional system administration and customer support costs. The implementation of the new monitoring center software will eliminate these duplicate costs in addition to increasing labor efficiencies which should improve gross profits in fiscal 2001.

          The CCS business unit gross profit decreased to 34.3% as a percentage of CCS revenue for fiscal 2000 compared to 41.9% in fiscal 1999. This decrease was partially due to a temporary revenue reduction of $180,000 in a major day reporting program. The revenue associated with this program has begun to increase again in early fiscal 2001. An additional cost factor that affected gross profit was increased labor costs throughout the 85 centers to bring compensation rates in line with industry averages. This market rate adjustment of approximately 3% of gross profit, was largely completed in fiscal 2000. It is expected that this labor increase will be off set by improved efficiencies and increased revenue in fiscal 2001. Additionally, new CCS centers initially operate at lower gross margins. The Company opened two large centers, one in Georgia and one in California that contributed $600,000 less gross profit than will be expected for a fully operational center. The Company expects increased client counts, additional cost reductions and improved operating efficiencies to increase the gross profit of these centers in fiscal 2001. The Company will continue to make additional investments in new services and community correctional centers throughout fiscal 2001. Gross profit impacts from investments should be offset by gross profit improvements in mature offices.

          Total gross profit as a percentage of total revenue remained constant at approximately 51% for fiscal 1999 and fiscal 1998. Total gross profit for fiscal 1999 was $34,585,000 compared to $29,961,000 for fiscal 1998. The EM business unit gross profit decreased to 54.9% as a percentage of revenue compared to 56.6% in fiscal 1998. This decrease was due to additional costs in the monitoring centers associated with the development of the next generation monitoring software. Direct sales gross profit remained constant at 57% for fiscal 1999 and fiscal 1998. CCS gross profit improved to 41.9% of revenue in fiscal 1999 compared to 37.3% of revenue in fiscal 1998. This improvement was due to cost reductions and client count increases throughout the CCS centers.

Selling, General and Administrative (S,G&A)
-------------------------------------------

          S,G&A expenses as a percentage of total revenue increased to 30.4% for fiscal 2000 compared to 29.5% in fiscal 1999. Total S,G&A expense for fiscal 2000 was $21,943,000 compared to $20,185,000 in fiscal 1999. The increase in expenditures is related to additional business development expenses associated with acquisition activities, increased interest expense on the expanded line of credit, as well as increases in sales and marketing expenditures related to growth of new and existing customer sites. The Company centralized its S,G&A support functions in fiscal 2000 and no longer provides these services based upon business units.

         S,G&A expenses as a percentage of total revenue remained constant at 29.5% for fiscal 1999 and fiscal 1998. Total S,G&A expense for fiscal 1999 was $20,185,000 compared to $17,278,000 in fiscal 1998. The Company increased expenses associated with selling, marketing, account management and commission expense on increased revenue, as well as market expansion and diversification expenses.

Provision for Doubtful Accounts
-------------------------------

          The provision for doubtful accounts as a percentage of total revenue decreased to 2.2% in fiscal 2000 compared to 2.8% of total revenue in fiscal 1999. Total doubtful accounts expense for the twelve months ended June 30, 2000, was $1,576,000 compared to $1,927,000 in the corresponding period a year ago. This decrease is primarily the result of improved collections on the CCS receivables. This is consistent with the Company's past initiatives relating to improved collections. The provision relates largely to the Company's probation and day reporting services. Probation service revenue is 100% paid by the offender and carries an increased risk of default. Day reporting revenue for fiscal 2000 was 24.0% paid by the offender and the remaining paid by government agencies. The Company will continue to emphasize additional collection procedures to further reduce payment defaults.

          The provision for doubtful accounts was $1,927,000 or 2.8% of total revenue in fiscal 1999 compared to $1,806,000 or 3.1% in fiscal 1998. The provision relates largely to the Company's CCS business unit. Probation service revenue is 100% paid by the offender and carries an increased risk of default. The Company initiated collection improvement activities throughout fiscal 1999 which reduced offender related bad debts.

Amortization and Depreciation (A&D)
-----------------------------------

          A&D expenses decreased to 4.4% as a percentage of total revenue for fiscal 2000 compared to 4.9% in fiscal 1999. Total A&D expense was $3,181,000 in fiscal 2000 compared to $3,352,000 in fiscal 1999. Due to the completion and release of new products in late fiscal 1999 and throughout fiscal 2000 the Company's additions to property, plant and equipment decreased in fiscal 2000 relative to fiscal 1999. During the first quarter of fiscal 2000 the Company converted the capital lease on its headquarters building to a operating lease which resulted in a decreased depreciation expense in the current year. In addition, Y2K A&D expenditures associated with deployment of new Y2K compliant information systems and equipment, leasehold improvements and telecommunications equipment decreased significantly in fiscal 2000 compared to fiscal 1999.

          A&D expenses increased $272,000 to $3,352,000 or 4.9% of revenue in fiscal 1999 from $3,080,000 or 5.3% of revenue in fiscal 1998. The increase was due primarily to additions to property, plant and equipment during fiscal 1999.

Research and Development Expenses (R&D)
---------------------------------------

          R&D expenses decreased to 2.0% as a percentage of total revenue for fiscal 2000 compared to 2.8% in fiscal 1999. Total R&D expense was $1,422,000 in fiscal 2000 compared to $1,943,000 in fiscal 1999. The Company's R&D expenditures are solely related to EM business unit expenses associated with software development efforts for improved automation to the Company's electronic monitoring centers, as well as investments in numerous next generation products. One of these products was introduced in the fourth quarter of fiscal 1999. Two additional products were released in the second quarter fiscal 2000. The Company expects to continue expenditures for improvements to the monitoring operations and development of future home arrest products in fiscal 2000.

          R&D expenses decreased to 2.8% as a percentage of total revenue in fiscal 1999 as compared to 4.1% in fiscal 1998. The fiscal 1999 expenditures related to software development for automation improvements to the Company's monitoring center as well as development of future home arrest products.

Discontinued Operations
-----------------------

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

Net Income and Income Taxes
---------------------------

          The Company recorded income tax expense from continuing operations of $1,069,000 and $3,022,000 for fiscal 2000 and 1999 respectively, which differs from the statutory rate largely as a result of state income taxes and non-deductible goodwill amortization expense.

          For fiscal 2000, the Company had net income of $1,441,000 or $.18 diluted earnings per share compared to fiscal 1999 net income of $54,000 or $.01 diluted earnings per share. The changes in net income relate primarily to the items discussed above.

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

Impact of Year 2000 Issues
--------------------------

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

LIQUIDITY AND CAPITAL RESOURCES

          During fiscal 2000, the Company generated $7,023,000 of cash from operating activities, received $641,000 from the issuance of common stock associated with the exercise of stock options, obtained proceeds from borrowings of $2,273,000, expended $2,875,000 for capital equipment and leasehold improvements, expended $3,148,000 for equipment associated with rental and monitoring contracts, expended $3,731,000 for capitalized internally developed software and expended $517,000 for an acquisition net of cash acquired. The total of all cash flow activities resulted in a balance of cash and cash equivalents of zero for fiscal 2000.

          The Company's working capital increased $7,035,000 to $17,695,000 at June 30, 2000. This increase was the result of restructuring the Company's bank financing to long term from short term and increased inventory levels of $1,681,000 due to new product introductions which will be reduced in future months. Accounts receivable decreased throughout fiscal 2000 primarily as a result of the Company emphasizing collection activities. The Company will continue to emphasize improved accounts receivable collections across both business units and expects to reduce its past due receivables in fiscal 2001 as compared to fiscal 2000.

          The Company has an available $7,500,000 line of credit with Bank One, Boulder, Colorado which expires in January 2002 (see note 6 to the Consolidated Financial Statements). This financing will fund anticipated fiscal year 2001 working capital requirements. As of June 30, 2000 $5,700,000 had been drawn against this line. Subsequent to this date the Company paid down the line to $5,100,000. The line of credit sets forth certain financial and other covenants, including prior written consent to the payment of any dividends, that must be met by the Company if indebted to the bank. The Company was not in compliance with the covenants with respect to minimum net income as of June 30, 2000, however management has received a waiver from the bank with respect to compliance with the covenant. The Company expects to generate cash from operations during fiscal 2001 which will be used to further pay down a portion of the working capital line of credit. The Company has an additional line of credit available with Bank One to finance current and future acquisitions (see note 6 to the Consolidated Financial Statements). During December 1999 the Company borrowed $600,000 against this line to finance an acquisition within the CCS business unit. This financing will be repaid through monthly payments over five years. During July 2000 the Company borrowed an additional $6,000,000 against this line for two acquisitions within the CCS business unit providing supervision and electronic monitoring services to over 11,000 offenders through 27 offices located in Colorado and Utah. This financing will be repaid through monthly payments over five years. However, it is planned that as a result of the merger transaction with KBII discussed in Part 1 Item 1 the Company will retire all outstanding debt with Bank One.

          Working capital may be obtained by financing certain operating and sales-type leases under recourse and non-recourse borrowing arrangements. These borrowings would be collateralized with a security interest in the leased equipment. At June 30, 2000, the Company had unfunded leases in the amount of $7,255,000 which could be used as collateral for future borrowing arrangements.

          The Company believes it will have adequate sources of cash and available bank line of credit to fund anticipated working capital needs for its existing business through fiscal 2001.

          The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. The instrument's cash flows are denominated in U.S. dollars. The Bank One working capital line of credit balance of $5,700,000 represents the majority of these financial instruments.

Market Risk

                                             Recorded Value            Fair Value             Maturity Date
                                             --------------            ----------             -------------
Short - term borrowings                      $  139,000                $  139,000             February 2002
Interest rate                                7.50% to 9.60%            7.50% to 9.60%         to March 2005

Long - term borrowings:
 Working Capital Line of Credit              $5,000,000                $5,000,000             January 2002
  Libor plus 1.95%                                 8.56%                     8.56%

 Working Capital Line of Credit              $  700,000                $  700,000             January 2002
  Prime Interest rate                              9.50%                     9.50%

 December 1999 Acquisition Loan              $  550,000                $  550,000             January 2005
  Prime Interest rate                              9.50%                     9.50%

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

               The Report of Independent Public Accountants and the Consolidated Financial Statements are set forth on pages F-1 to F-21 of this report.

               Schedule II is included on page F-22. All other financial statement schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

               On May 10, 1999, the Company dismissed PricewaterhouseCoopers
LLP (PWC) as its independent public accountants. PWC's reports on the Company's financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with its audits for the two most recent fiscal years and through May 10, 1999, there were no disagreements with PWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PWC would have caused them to make reference thereto in their report on the financial statements for those years. PWC has furnished the Company with a copy of its letter addressed to the SEC stating that it agrees with the foregoing statements. That letter was filed by the Company as Exhibit 16 to its Current Report on Form 8-K reporting an event of May 10, 1999, which the Company filed on May 17, 1999.

               The Company engaged Arthur Andersen LLP as its new independent public accountants as of May 10, 1999. The Company has not had any significant disagreements with the current accountants on accounting and financial disclosure.

               The Company's Audit Committee recommended and approved the decision to change independent public accountants.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Information Concerning Directors
--------------------------------

 The following sets forth the name, age as of June 30, 2000, the year each became a director, current principal occupation or employment and five year employment history for the eight members currently serving on the Board.


                                                                               Director
                                                                             Age  Since
                                                                             ---  ------
William E. Coleman is Chairman of Colorado Venture Management, a
  venture capital firm, and Chairman of Colorado Energy
  Management, developers of cogeneration projects. Dr. Coleman has
  been Vice Chairman of the Board since November 1992.............           66   1984

Mckinley C. Edwards, Jr. has been Executive Vice President and
  Chief Operating Officer since November 1996. He joined the
  Company in November 1983 as Manufacturing Manager, was elected
  Vice President of Manufacturing in November 1984, promoted to
  Executive Vice President of Operations in April 1985 and was
  elected as Treasurer and Secretary in June 1986.................           58   1990

Beverly J. Haddon is currently President of The Haddon Firm, which is engaged in business consulting and government lobbying.
  Prior to forming The Haddon Firm, Ms. Haddon was a Partner at
  CRL Associates, a business consulting and government lobbying firm, since April 1993. Prior to this date, she held various positions over 28 years with Norwest Bank, her latest being
  Executive Vice President from June 1991 through May 1992........           59   1994

David J. Hunter joined the Company in June 1981 and served as
  Operations Manager and Vice President of Operations from January
  1982 to July 1982, Vice President and Chief Operating Officer
  from July 1982 to April 1985, and as President and Chief
  Executive Officer from April 1985 to the present................           55   1982

Jeremy N. Kendall has been Chairman and Chief Executive Officer of Stake Technology, Ltd., a company which has developed a process for converting biomass into chemicals and pulp, since
  June 1983. Mr. Kendall is also Chairman of JEMTEC, Inc., an independent distributor of certain of the Company's products. He is Director of Environmental Reclamation Inc., Chairman of
  Easton Minerals, and Chairman of Logicsys, Inc. Mr. Kendall has
  been Chairman of the Board since November 1992..................           60   1981

Perry M. Johnson has served as a Corrections Consultant since
  April 1988. He consults in the areas of prison overcrowding, implementation of house arrest and halfway house programs and development of offender classification systems. Since January
  1982 he has been Adjunct Professor for the School of Criminal
  Justice at Michigan State University. Prior to April 1988, Mr.
  Johnson was Deputy Director, Bureau of Field Services; Director,
  Michigan Department of Corrections; Warden, State Prison of
  Southern Michigan and Deputy Director, Bureau of Correctional
  Facilities.......................................................          69   1994

Barry J. Nidorf has served as a Corrections Consultant since
  March 1997. Prior to this date, he held various positions, over
  32 years with the Los Angeles County Probation Department, his latest being Chief Probation Officer from June 1984 to March
  1997.............................................................          59   1997

Byam K. Stevens, Jr. has served as a security analyst and portfolio manager for the stock brokerage firm of H.G.
  Wellington & Co., Inc. since March 1986. From January 1973 to that time, he served in the same capacities for Stillman,
  Maynard & Co. until the two firms merged........................      69  1989


Information Concerning Director Designees
-----------------------------------------

   The following sets forth the name, age as of August 10, 2000, current principal occupation or employment and five year employment history for the two persons who have been designated by KBII Acquisition Company ("KBII") to assume directorships upon the purchase of at least 90% of the outstanding shares of BI Common Stock in the tender offer and the consummation of a merger between BI and KBII. This information was provided by KBII.

   James A. Kohlberg is President of KBII Acquisition Company, Inc. and KBII
   -----------------
Holdings, Inc., Managing Member of KBII Management, LLC (General Partner of KBII Acquisition Company, L.P., the controlling shareholder of KBII Holdings, Inc.). Mr. Kohlberg has been a principal of Kohlberg & Co., L.L.C. for more than the past five years.

   Christopher Lacovara is Secretary of KBII Acquisition Company, Inc. and
   --------------------
KBII Holdings, Inc., and Secretary of KBII Management, LLC. Mr. Lacovara has been an associate with and/or principal of Kohlberg & Co., L.L.C. for more than the past five years.

Information Concerning Current Officers
---------------------------------------

   The following table sets forth certain information with respect to the current executive officers of the Company.

   At June 30, 2000 the executive officers of the Company were as follows:

        Name                  Age                    Position
        ----                  ---                    --------
David J. Hunter                55       President and Chief Executive Officer
Mckinley C. Edwards, Jr.       58       Executive Vice President and Chief Operating Officer, Secretary and Treasurer
Jacqueline A. Chamberlin       45       Vice President of Finance and Chief Financial Officer
Steven P. Merrefield           51       Executive Vice President
Jonathan M. Hinebauch          59       Vice President, Business Development

All executive officers serve at the discretion of the Board of Directors.

   David J. Hunter's biography is set forth above.

   Mckinley C. Edwards' biography is set forth above.

   Jacqueline A. Chamberlin has been Vice President of Finance and Chief Financial Officer since November 1993. She joined the Company in January 1983 and served as Accounting Manager through November 1985, Controller until May 1992 and Vice President of Accounting up to November 1993.

   Steven P. Merrefield has been with the Company since April 1990. He has served as Vice President of Monitoring, Vice President of Major Accounts, Vice President of Customer Services, Vice President and General Manager of the Electronic Monitoring Division and Vice President and General Manager of the Community Correctional Services Division. Currently, he is Executive Vice President overseeing Marketing and Sales. In February 1999 he was appointed a corporate officer. He has been in the corrections industry for over twenty-five years. Before joining the Company, he held numerous positions in public and private corrections. He has worked for the Florida Department of Corrections, Georgia Department of Corrections and Harris County, TX.

   Jonathan M. Hinebauch has been Vice President of Business Development since 1996 and elected a corporate officer in February 1999. He joined the Company in 1986 and has held numerous positions ranging from VP Sales and Marketing from 1986 to 1988 and Major Account Management from 1988 to 1993. Prior to working for the Company, Mr. Hinebauch was President of Alpine Designs from 1971 to 1973, VP of Camp 7 from 1973 to 1975 and Founder of Altra Inc. in 1975.

Committees, Attendance, Nominations for Fiscal 2000
---------------------------------------------------

   The Company has standing Audit, Nomination and Compensation Committees. The Company's Audit Committee during fiscal 2000 was comprised of Messrs. Coleman, Hunter, Johnson, Nidorf and Stevens. This Committee recommends engagement of the Company's independent accountants, approves services performed by such accountants, and reviews and evaluates the Company's accounting system of internal controls. The Audit Committee met 3 times during fiscal year 2000. During fiscal 2000, the Compensation Committee consisted of Messrs. Edwards, and Hunter (non-voting members), Kendall, Stevens, and Ms. Haddon. This Committee approves salaries and other compensation arrangements for the executive officers of the Company. This Committee also approves option grants to eligible employees under the Company's stock option plans. The Compensation Committee met seven times during fiscal 2000. The Nomination Committee consisting of Messrs. Hunter, Coleman, Kendall and Johnson did not meet in fiscal 2000. This committee was formed to develop the composition and participation guidelines of the Board of Directors. The Company's Board of Directors met eight times during fiscal 2000. Each Director participated by personally attending during fiscal 2000 over 75% of both the Board of Directors meetings and meetings of committees of which he or she was a member.

ITEM 11.  EXECUTIVE COMPENSATION

Current Director Compensation
-----------------------------

   Each non-employee director was granted, on July 1, 2000, an option pursuant to the 1999 Stock Option Plan to purchase 4,500 shares of the Company's common stock at the closing price on the date prior to the grant date for service in fiscal 2000. Non-employee directors received $2,500 for each Board of Directors meeting attended during the fiscal year. Non-employee directors who are members of the Audit, Nomination and Compensation Committees received $250 for each meeting attended during the fiscal year as stated below. On November 16, 1999, each re-elected non-employee director received $7,500.

   In the event of retirement, directors, other than those who have been found in a legal proceeding to have violated their duties to the Company, are entitled to a one-time payment of $1,000 per year for service on the Board upon their retirement. Service of more than one fiscal quarter of a year is deemed service for that year. Any compensation shall be paid with the final check delivered to the retiring Director for accrued Director's fees.

Executive Compensation Paid During Fiscal 2000
----------------------------------------------

                          Summary Compensation Table

   The following table sets forth the compensation paid each of the last three fiscal years ended June 30, 2000, 1999 and 1998 to the Company's Chief Executive Officer and each Executive Officer who received compensation in excess of $100,000 (collectively, the "Named Executive Officers").

                                                                  Long-term Compensation
                                                          ---------------------------------------
                                                            Awards                  Payouts
                                                          ---------------------------------------
                                                                          Number of
                                                          Restricted       Option
                                                            Stock          Shares        LTIP*            All Other
Name and title                 Annual Compensation          Awards        Granted       Payouts        Compensation (a)
--------------                 -----------------------    ------------   -----------   ----------     -------------------
                               Year    Salary    Bonus
                               ----    ------   ------
David J. Hunter                2000   $280,267  $     0           0          20,000             0              $30,208
President,                     1999    237,546        0           0               0             0               23,156
Chief Executive Officer        1998    207,821   16,064           0               0             0               13,947

Mckinley C. Edwards, Jr.       2000   $213,631  $     0           0          20,000             0              $25,507
Executive Vice President       1999    193,539        0           0               0             0               20,851
Chief Operating Officer        1998    171,452   10,604           0               0             0               15,382

Jackie A. Chamberlin           2000   $143,054  $     0           0          20,000             0              $16,545
Vice President, Finance,       1999    133,246        0           0               0             0               18,905

Chief Financial Officer        1998     113,968      5,282        0               0             0               12,021

Jonathan M. Hinebauch (b)      2000    $137,002    $     0        0          20,000             0              $24,718
Vice President,                1999     118,548     13,416        0          12,000             0                9,426
Business Development

Steven P. Merrefield (b)       2000    $151,040    $     0        0          20,000             0              $18,216
Executive Vice President       1999     142,925     13,655        0          15,000             0                9,529

--------
 *  Long-term Incentive Plan
    (a)  Other compensation includes:
    1. matching contribution made pursuant to the Company's 401k retirement savings plan as follows: Mr. Hunter $2,450; Mr. Edwards $1,936; Ms. Chamberlin $1,460; Mr. Hinebauch $1,400; and Mr. Merrefield $1,677;
    2.   payment of unused vacation hours up to 40 hours: $5,673 for Mr.
         Hunter; $4,231 for Mr. Edwards; and $2,885 for Mr. Merrefield;
    3. annual car allowance of $10,200 each to Mr. Hunter, Mr. Edwards, Ms. Chamberlin, Mr. Hinebauch and Mr. Merrefield;
    4. effective July 1, 1998 the Board of Directors approved an annual allowance of up to $10,000 for financial and tax advisory services. Fiscal 2000 payments for these services: Mr. Hunter $5,983, Mr.
         Edwards $4,035; Ms. Chamberlin $555, Mr. Hinebauch $9,700 and Mr. Merrefield $1,725;
    5. the Company paid life insurance premiums in connection with a policy purchased as part of a deferred compensation arrangement, as follows: $5,902 for Mr. Hunter; $5,105 for Mr. Edwards; $4,330 for
         Ms. Chamberlin; $3,418 for Mr. Hinebauch and $1,729 for Mr. Merrefield.

    (b) On February 4, 1999 Jonathan M. Hinebauch and Steven P. Merrefield became Corporate Officers of BI Incorporated. The table reports total fiscal 1999 and 2000 compensation.

Stock Option Grants
-------------------

    The following table shows the stock options granted to the Named Executive Officers during fiscal 2000 and the potential realizable value of those grants (on a pre-tax basis) determined in accordance with SEC rules. The information in this table shows how much the Named Executive Officers may eventually realize in future dollars if the stock gains 5% or 10% in value per year, compounded over the life of the options. These amounts represent assumed rates of appreciation of the Company's Common Stock.

    The options described in this table have exercise prices equal to the fair market value of a share of Common Stock on the date they were granted.

                                                                                                  Potential Realizable
                                                                                                    Value at Assumed
                                        Options Shares Granted in Fiscal 2000                     Annual Rate of Stock
                                                       Individual Grants                          Price Appreciation (b)
                                        -----------------------------------------------------    ------------------------
                                                        % of Total
                                         Number of     Option Shares
                                          Option        Granted to            Exercise
                                          Shares       Employees in      Price Per Expiration
           Name                         Granted (a)    Fiscal Year         Share     Date            5%           10%
           ----                         -----------   --------------     --------  ----------    ---------      ---------
David J. Hunter...................       20,000            5.2%            $7.25     11/16/06     $59,000       $137,800
Mckinley C. Edwards, Jr...........       20,000            5.2%            $7.25     11/16/06     $59,000       $137,800
Jackie A. Chamberlin..............       20,000            5.2%            $7.25     11/16/06     $59,000       $137,800
Jonathan M. Hinebauch.............       20,000            5.2%            $7.25     11/16/06     $59,000       $137,800
Steven P. Merrefield..............       20,000            5.2%            $7.25     11/16/06     $59,000       $137,800

--------

(a) 10,000 shares vest immediately. The remaining options vest over a two year period, with 25% vesting each year following the grant date. In the event of termination on account of death or disability, the options which would have vested during the vesting period in which death or disability occurs will, vest. In the event of a change in control the options vest immediately.
(b) Calculated over a seven-year period, representing the life of the option.
(c) Granted November 16, 1999 pursuant to the Company's 1996 Stock Option Plan.

Stock Option Exercises and Option Values
----------------------------------------

   The following table shows information concerning the exercise of stock options by each of the Named Executive Officers during fiscal 2000, and the value of all remaining unexercised options at June 30, 2000, on a pre-tax basis.

   Aggregate Option Exercises in Fiscal 2000 and June 30, 2000 Option Values

                                                                              Value of Unexercised,
                                                    Number of Unexercised    In-the-Money Options at
                           Shares                    Options at 6/30/00            6/30/00 (b)
                         Acquired on  Net Value   ------------------------- -------------------------
          Name            Exercise   Realized (a) Exercisable Unexercisable Exercisable Unexercisable
          ----           ----------- -----------  ----------- ------------- ----------- -------------
David J. Hunter.........   80,735     $272,077      165,000      30,000       $29,688        $ 0
Mckinley C. Edwards,Jr..    7,424     $ 23,627      107,500      25,000       $14,844        $ 0
Jackie A. Chamberlin....        0     $      0       72,500      20,000       $ 5,938        $ 0
Jonathan M. Hinebauch...        0     $      0       59,694      24,424       $     0        $ 0
Steven P. Merrefield....        0     $      0       33,930      23,545       $ 2,376        $ 0

--------
(a) The net value realized on exercise of stock options is calculated by subtracting the exercise price from the market value of the Company's common stock as of the exercise date.
(b) The value of unexercised in-the-money options is equal to the market value of the common stock at June 30, 2000 ($5.375 per share) less the per share option price, multiplied by the number of exercisable or unexercisable options.

Stock Option Repricing
----------------------

   The following table shows information concerning the repricing of options for each executive officer of the Company for the ten year period July 1, 1990 to June 30, 2000.

                        TEN-YEAR OPTION/SAR REPRICINGS

                                                                                            (g)
                                                                                         Length of
                                                                                         Original
                                      (c)                                               Option Term
                                   Number of        (d)           (e)                    Remaining
                                   Securities   Market Price Exercise                    at Date of
                                   underlying   of Stock at  Price at Time               Repricing
                                  Options/SARs    Time of        of           (f)          or
          (a)               (b)   Repriced or  Repricing or  Repricing or  New Exercise  Amendment
          Name             Date   Amended (#)  Amendment ($) Amendment ($)  Price ($)   (in months)
          ----            ------- ------------ ------------- ------------- ------------ -----------
David J. Hunter           1/21/97   100,000        $7.13       $12.38         $7.00         115
Chief Executive Officer   4/18/94    40,000         4.88         5.875         5.13           9(1)
                          4/18/94    10,000         4.88         7.50          5.13          20
                          4/18/94    20,000         4.88         7.375         5.13          57
                          4/18/94    52,455         4.88         7.625         5.13          63
                          4/18/94    28,280         4.88         7.625         5.13          63

                          1/28/92    10,000         7.50        10.75          7.50          47

Mckinley C. Edwards, Jr.  1/21/97    75,000         7.13        12.38          7.00         115
Executive Vice
 President,               4/18/94    35,000         4.88         5.875         5.13           9(1)
Chief Operating Officer   4/18/94    10,000         4.88         7.50          5.13          20
                          4/18/94    15,000         4.88         7.375         5.13          57
                          4/18/94    23,424         4.88         7.625         5.13          63

                          1/28/92    10,000         7.50        10.75          7.50          47

Jackie A. Chamberlin      1/21/97    50,000         7.13        12.38          7.00         115

Chief Financial Officer,  4/18/94    10,000         4.88         7.50          5.13          12
Vice President Finance    4/18/94     2,500         4.88         7.00          5.13          27
                          4/18/94     7,000         4.88         8.25          5.13          55
                          4/18/94    11,255         4.88         7.625         5.13          63

                          1/28/92    10,000         7.50         9.9375        7.50          39

Jonathan M. Hinebauch     1/27/97    15,000         7.13         9.19          7.00          72
Vice President, Business  1/27/97    27,188         7.13        11.9375        7.00         115
Development

Steven P. Merrefield      1/27/97    16,475         7.13        11.9375        7.00         115
Vice President and
 General                  4/18/94     5,000         4.88         8.25          5.13          55
Manager, CCS              4/18/94     5,000         4.88         7.50          5.13          20
Business Unit             4/18/94    15,143         4.88         7.625         5.13          63
                          4/18/94     2,500         4.88         7.50          5.13          12
                          4/18/94     1,000         4.88         7.50          5.13          12

--------

(1) While this reflects the length of the original option term remaining at the date of repricing, the actual length of the option term remaining was 33 months, because the termination date for these options was extended from January 1995 to January 1997 at the time they were repriced.

(2) Compensation Committee: Beverly J. Haddon, Chairman, Byam K. Stevens, Jr., Jeremy Kendall, David J. Hunter (non-voting member) and Mckinley C. Edwards, Jr.(non-voting member).

Report of the Compensation Committee
------------------------------------

   With respect to fiscal 2000 executive compensation, the Compensation Committee (the "Committee") administered the compensation for the corporate officers and grants to the officers under the 1996 and 1999 Stock Option Plans. The Committee also annually establishes and reviews the bonus program for corporate officers. The Committee's policy in administering these plans and programs is to provide a strong and direct link among shareholder value, company performance and executive compensation as well as to structure sound compensation programs that will attract and retain high quality people.

   Officer Compensation Policy. The Committee periodically utilizes the services of a professional executive compensation consultant to assist the Company in establishing the corporate officer compensation policy. It remains the Committee's policy to assure that the officers are compensated with a base salary, an annual bonus plan, and long-term incentive stock based compensation. The Company's compensation objective is to provide compensation which is designed to be competitive for base salaries with the companies BI competes with for executive talent, and which is variable with the performance of the organization. Incentive compensation will vary with performance. Above- average performance results in above-average total compensation, and below- average performance for the Company results in below-average total compensation. The focus is placed on company performance and individual contributions toward that performance. The Board has chosen to use the Committee's policy as a guideline when considering future corporate officer compensation matters. Both the Committee and the Board regularly review national executive compensation surveys to assure the parity and appropriateness of BI's officer compensation policy.

   The Committee's corporate officer compensation policy is founded on principles that guide the Company in establishing compensation programs at all levels of the organization. All programs, including those for corporate officers, have the following characteristics:

   Compensation is based on the level of job responsibility, the individual's level of performance, and Company performance. Corporate officers have a greater portion of their pay based on Company performance than do other management employees. Compensation also takes into consideration the value of the job in the marketplace. To retain its highly skilled work force, the Company strives to remain competitive with the pay of employers of a similar stature who compete with the Company for talent.

   Through its stock option and stock purchase plans, the Company offers the opportunity for equity ownership to all of its employees. In addition, the Company provides corporate officers and other key employees the opportunity to build equity ownership through its Option Plans.

   Corporate officer reviews are typically conducted at the first Compensation Committee meeting after the end of each fiscal year. At these reviews both short-and long-term compensation matters are considered based upon previous year-end results and the new plan for the future.

   Fiscal 2000 revenue was at a record level of $72.1 million, up 5.4% over fiscal 1999 revenue of $68.4 million. Net income from continuing operations in its Electronic Monitoring (EM) and Community Correctional Services (CCS) business units decreased to $1.4 million, from $4.2 million in fiscal 1999. During the period, the Company invested in activities related to new product development and market expansion in EM and CCS. It is management's view that such investments are essential to the progress of the Company over the long term.

   No officer bonuses were paid for fiscal 2000.

   Long-term incentive compensation in the form of stock options is an important element of the performance-based compensation of executive officers as well as other managers and employees within the Company. The grant of stock options continues the Company's long-standing practice of increasing management's equity ownership in order to ensure that their interests remain closely aligned with those of the Company's shareholders. Stock options and equity ownership in the Company provide a direct link between executive compensation and shareholder value and serve as an incentive because the exercise price is equal to the fair market value on grant date; thus, executive officers will receive future gains from these options only to the extent the price of the Company's stock increases. Stock options, in addition to providing the Company's key employees an opportunity for increased equity ownership also create an incentive to remain with the Company for the long term.

   Pursuant to the Company's Compensation Policy and in accordance with the Company's long-term compensation plan, at the November 1999 Board of Directors meeting, the Committee recommended and the Board approved stock option grants of 20,000 shares for each of the Company's five executive officers, each priced at market value on the date of the grant.

   Pursuant to an officer salary plan based on a national executive survey and consultant recommendation, the officers were paid the following salaries effective July 1, 1999: Mr. Hunter $295,000 annually, an increase of 24.6%; Mr. Edwards $220,000 annually, an increase of 18.9%; Ms. Chamberlin $145,000 annually, an increase of 11.5%; Mr. Merrefield $150,000 annually, an increase of 2.4%; and Mr. Hinebauch $145,000 annually, an increase of 16%. These salaries are now at the parity levels recommended in 1998 by the compensation consultant as a result of his analysis of national compensation surveys.

   Chief Executive Officer Compensation. The Committee reviews all compensation matters relative to the CEO after the close of each fiscal year at June 30. At the first Compensation Committee meeting of fiscal 2000, the Committee recommended and the Board approved an annual salary increase from $222,500 to $295,000 for Mr. Hunter effective July 1, 1999. A three-step salary adjustment plan was developed to bring Mr. Hunter's salary in line with national survey data and the executive consultant's findings relative to similar positions in comparable companies. The Committee believes Mr. Hunter's salary is now in line with these findings.

   No bonus was paid to Mr. Hunter pursuant to the fiscal 2000 incentive plan.

   Pursuant to the Company's Compensation Policy and in accordance with the Company's long-term compensation plan, at the November 1999 meeting of the Board of Directors, the Committee recommended and the Board approved a stock option grant of 20,000 shares. This grant was priced at market value on the date of the grant.

   The Committee will continue to review all aspects of Mr. Hunter's compensation annually in July to establish goals for the ensuing fiscal year against which his performance and adjustments in compensation will be evaluated.

   Compensation Committee: Beverly J. Haddon, Chairwoman; Jeremy N. Kendall;

Byam K. Stevens, Jr.; David J. Hunter (Non-voting Member); And Mckinley C. Edwards, Jr. (Non-voting Member).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial Ownership of Common Stock
------------------------------------

     The following table sets forth certain information regarding the beneficial ownership of the company's common stock, as of August 10, 2000 (except as specifically noted with respect to certain persons) by (i) persons known to the company to own beneficially more than five percent (5%) of the outstanding common stock of the company, (ii) by each director, (iii) by each named executive officer (as defined in the section of this proxy statement entitled "Executive Compensation--Summary Compensation Table"), and (iv) by all executive officers and directors as a group. A person is deemed to be a beneficial owner of common stock that can be acquired by such person within 60 days from August 10, 2000 upon the exercise of warrants or options. The address of each person for whom an address is not shown is care of the Company.

                                          Amount And nature
               Name                   of beneficial ownership     Percent Of Class
                ----                  ------------------------    ----------------
Merrill Lynch Asset Management
800 Scudders Mill Road
Plainsboro, Nj 08536                           722,200(1)              9.1%

Neil J. Weisman
C/o Home Port Holdings, Inc.
139 West Saddle River Road
Saddle River, Nj 07458                         684,300(1)              8.6%

Dimensional Fund Advisors, Inc.
1299 Ocean Avenue, 11th Floor
Santa Monica, Ca 90401                         591,300(2)              7.4%

Jackie A. Chamberlin                           113,372(3)              1.4%

William E. Coleman                              28,500(4)               *

Mckinley C. Edwards, Jr.                       180,063(5)              2.2%

Beverly J. Haddon                               56,000(6)               *

Jonathan M. Hinebauch                           74,290(7)               *

David J. Hunter                                323,373(8)              4.0%

Perry M. Johnson                                58,000(9)               *

Jeremy N. Kendall                               72,150(10)              *

Steven P. Merrefield                            58,751(11)              *

Barry J. Nidorf                                 18,000(12)              *

Byam K. Stevens, Jr.                            81,950(13)             1.0%

Kohlberg/Management Shareholder Group          749,849(14)             8.9%

All Officers and Directors as a Group
  (11 persons)                               1,064,449(15)            12.2%

_________
*   Represents less than 1%
(1) As Of June 30, 2000.
(2) As Of March 31, 2000.
(3) Includes options to purchase 82,500 shares, exercisable within sixty days. Upon completion of a merger between the Company, KBII and KBII Holdings,

     Inc., all options will vest on the effective date of the merger, including 10,000 additional options, which are not included in the table.
(4) Includes options to purchase 28,500 shares which are presently exercisable.
(5) Includes options to purchase 122,500 shares, exercisable within sixty days. Upon completion of a merger between the Company, KBII and KBII Holdings, Inc., all options will vest on the effective date of the merger, including options to purchase an additional 10,000 shares, which are not included in the table.
(6) Includes options to purchase 55,000 shares which are presently exercisable.
(7) Includes options to purchase 65,618 shares, exercisable within sixty days. Upon completion of a merger between the Company, KBII and KBII Holdings, Inc., all options will vest on the effective date of the merger, including options to purchase an additional 18,500 shares, which are not included in the table.
(8) Includes options to purchase 185,000 shares, exercisable within sixty days. Upon completion of a merger between the Company, KBII and KBII Holdings, Inc., all options will vest on the effective date of the merger, including options to purchase an additional 10,000 shares, which are not included in the table.
(9) Includes options to purchase 55,000 shares which are currently exercisable.
(10) Includes options to purchase 61,000 shares which are currently exercisable.
(11) Includes options to purchase 38,475 shares, exercisable within sixty days. Upon completion of a merger between the Company, KBII and KBII Holdings, Inc., all options will vest on the effective date of the merger, including options to purchase an additional 20,000 shares, which are not included in the table.
(12) Includes options to purchase 18,000 shares which are currently exercisable.
(13) Includes 4,000 shares owned by Mr. Stevens' relatives, as to which shares he disclaims beneficial ownership. Also includes options to purchase 61,000 shares which are currently exercisable.
(14) The Kohlberg/Management Shareholder Group consists of KBII Acquisition Company, Inc., KBII Holdings, Inc., KBII Acquisition Company, L.P., KBII Management, LLC, James A. Kohlberg, David J. Hunter, Mckinley C. Edwards, Jr., Jacqueline A. Chamberlin, Steven P. Merrefield and Jonathan M. Hinebauch. The beneficial ownership represents shares and options held exclusively by David J. Hunter, Mckinley C. Edwards, Jr., Jacqueline A. Chamberlin, Steven P. Merrefield and Jonathan M. Hinebauch, and includes options to purchase 494,093 shares, exercisable within 60 days. Each member of the Kohlberg/Management Shareholder Group disclaims beneficial ownership of shares held of record by any other member of the group.
(15) Includes options to purchase 278,500 shares which are presently exercisable and 494,093 shares issuable on exercise of options which will become exercisable within sixty days. Upon completion of a merger between the Company, KBII and KBII Holdings, Inc., all options will vest on the effective date of the merger.



Possible Change in Control
--------------------------

     On August 10, 2000, the Company entered into an Agreement and Plan of Merger with KBII Acquisition Company, Inc. and KBII Holdings, Inc., pursuant to which the Board of Directors agreed to support a tender offer by KBII Acquisition Company, Inc. for all of the outstanding shares of BI common stock, to be followed by a merger between BI and KBII Acquisition Company, Inc. to acquire control of all shares not acquired through the tender offer. Pursuant to this Agreement, a change in control of the Company would occur.

Current Employment Contracts, Termination Of Employment And Change-In-Control Arrangements; Certain Agreements With Respect To The Merger
-----------------------------------------------------------

     The Named Executive Officers, (Messrs. Hunter, Edwards, Hinebauch, Merrefield and Ms. Chamberlin) have employment agreements with the Company. These agreements assure continuity of management in the event of any actual change in control, as defined in these agreements. The Company agrees to continue the employ of the executive for two years from the effective date of the change in control. The executive will receive annual salary and benefits of not less than his or her current rate, and will be eligible to participate in bonus and other incentive compensation plans on the same basis he or she was participating before the change in control. Any unvested portion of stock options held by the executive will become fully vested upon the change of control. If the executive is terminated as a result of the change in control (as defined in the agreement) he or she will receive salary and benefits as if he or she were an employee through the end of his or her employment contract period.

     Upon completion of a merger between the Company, and KBII Acquisitions Company, Inc., each of these persons has agreed to forego the entitlement to severance payments under their employment agreements in return for continuing employment with the Company following the merger. The terms of employment between the Company and the named Executive Officers will be set forth in certain policies to be adopted by the Company following the Merger, including a "Separation Policy," which is planned to cover, at least, the Named Executive Officers. Pursuant to the terms of the Policy, if a Named Executive Officer is terminated by reason of an involuntary termination (other than for cause), death or permanent disability), the Company will pay to the Named Executive Officer a severance benefit equal to the greater of (i) 12 months' salary or (ii) one month's salary for each year of service up to a maximum of two years according to the terms of the Policy, provided in the event of a change of control the Company will pay to the Named Executive Officer a benefit equal to 24 months' salary. In the event of termination for cause, the Named Executive Officer shall have no right to receive any form of compensation, remuneration or benefit otherwise required or provided hereunder, but shall be entitled to receive any unpaid salary earned to date and all unpaid and accrued vacation, sick and personal days.

     The Named Executive Officers have also agreed with KBII Holdings, Inc., that they will reinvest a portion of their current equity and/or exchange all of their vested BI stock options (Ms. Chamberlin and Messrs. Hinebauch and Merrefield) or a portion of their vested options (Messrs. Hunter and Edwards) for equity and options in KBII Holdings, Inc. which will amount to approximately 1.78% of the outstanding equity capital of KBII Holdings, Inc., on a fully diluted basis.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Related Party Transactions
----------------------------------

     Mr. Hunter, the Company's CEO and Mr. Edwards, the Company's COO, served as non-voting members of the Company's compensation committee during fiscal 2000, but did not participate in discussions involving their compensation.

     During fiscal 2000 the Company sold home arrest equipment and services to JEMTEC, Inc. in the amount of $19,100. Mr. Kendall, the chairman of the Company, is Chairman of JEMTEC, Inc.

     On June 27, 1999 the compensation committee approved a loan policy for the officers and directors of the Company to exercise company stock options and pay applicable taxes. The Board of Directors ratified this policy at a regularly scheduled meeting on August 4, 1999. Amounts up to 80% of the exercise price may be borrowed. The terms of the loan include a five year balloon payment, interest at prime rate and adequate security other than the stock being acquired.

     On July 26, 1999 Mr. Hunter borrowed $437,552 pursuant to the above terms to exercise two company stock options expiring July 28, 1999 for 80,735 shares at $5.13 each.

Related Party Transactions Relating to the Proposed
Merger of the Company with KBII Acquisition Company, Inc.
--------------------------------------------------------

Stock Voting and Tender Agreement:

     The Named Executive Officers have agreed pursuant to the Voting Agreement to tender their Shares in the Offer and, if necessary, to vote their Shares (whether now owned or hereafter acquired) in favor of the Merger and the transactions contemplated thereby and against any competing offer. As of August 10, 2000, the Named Executive Officers owned directly 3.2% of the issued and outstanding Common Stock of the Company.

Side Letter:

     In exchange for receiving options to purchase the Stock in Parent ("Parent Options"), each of the Named Executive Officers has agreed not to (i) exercise any options to purchase Shares (except as otherwise agreed between any Named Executive Officer and Parent) or (ii) directly or indirectly, offer for sale, sell, transfer, tender, pledge, encumber, assign or otherwise dispose of, or enter into agreement, option or other arrangement or understanding with respect to or consent to offer for sale, transfer, tender, pledge, encumbrance, assignment or other disposition of, any or all of the options owned by such persons or any interest therein.

Stock Purchases and Option Grants in Parent:

     Pursuant to a proposed Stock Option Plan and certain Stock Option Grant Letters, the Named Executive Officers will receive Parent Options (also referred to as rollover options). The Parent Options will be fully vested and shall not expire if the Named Executive Officers' employment is terminated for any reason. In addition to the Parent Options, it is anticipated that the holders will receive other stock options in Parent (sometimes referred to as non-rollover options), as described below.

     Upon completion of the Merger, the Named Executive Officers will beneficially own approximately 1.75% (including shares subject to options that may be acquired within 60 days of the Merger) of the issued and outstanding capital stock of Parent on a fully diluted basis. In addition, Parent will grant the Named Executive Officers additional compensatory options to purchase up to 8.19% of the capital stock of Parent on a fully diluted basis, which options will vest ratably over three years based on the Company attaining certain performance goals, as described below.

     Jacqueline A. Chamberlain has agreed to purchase for $66,563 in cash 44,375 shares representing approximately 0.23% (0.17% on a fully diluted basis) of Parent's issued and outstanding capital stock, and Steven P. Merrefield has agreed to purchase for $52,223 in cash 34,815 shares representing approximately 0.18% (0.13% on a fully diluted basis) of Parent's issued and outstanding capital stock. David J. Hunter, Steven P. Merrefield, Jacqueline A. Chamberlain, Mckinley C. Edwards Jr. and Jonathan M. Hinebauch will rollover vested options to acquire Common Stock of the Company into options with an exercise price of $0.01 per share to acquire 156,040 shares, 38,570 shares, 89,555 shares, 33,557 shares and 57,146 shares, respectively, representing approximately 0.60%, 0.15%, 0.34%, 0.13% and 0.22%, respectively, of the outstanding capital stock of Parent on a fully diluted basis. In addition, Parent will grant to Mr. Hunter, Mr. Merrefield, Ms. Chamberlin, Mr. Edwards and Mr. Hinebauch compensatory options with an exercise price of $1.50 per share to purchase up to 725,000 shares, 365,000 shares, 335,000 shares, 350,000 shares and 347,000 shares, respectively, representing approximately 2.80%, 1.41%, 1.29%, 1.35% and 1.34%, respectively, of the outstanding capital stock of Parent on a fully diluted basis, which options will vest ratably over three years based on the Company attaining certain performance goals. The non-rollover stock options to be granted to the Named Executive Officers will vest as follows: (i) options to acquire one-third of the shares will vest on January 1, 2002 if the Company reaches an earnings before interest, taxes, depreciation and amortization ("EBITDA") for fiscal year 2001 of $17.1 million, (ii) options to acquire one-third of the shares will vest on January 1, 2003 if the Company reaches an EBITDA for fiscal year 2002 of $19.5 million, and (iii) options to acquire one-third of the shares will vest on January 1, 2004 if the Company reaches an EBITDA for fiscal year 2003 of $21.4 million. The non-rollover options to acquire 2,122,000 shares of capital stock of Parent to be granted to the Named Executive Offices represent approximately 77% out of the total option pool for all employees of options to acquire 2,765,000 shares of capital stock of Parent. On a fully diluted basis, including unvested options, Mr. Hunter, Mr. Merrefield, Ms. Chamberlin, Mr. Edwards and Mr. Hinebauch will beneficially own 3.40%, 1.69%, 1.81%, 1.48% and 1.56%, respectively, of outstanding capital stock of Parent. In addition, in connection with the Merger, Mr. Hunter and Mr. Edwards will be entitled to receive $101,563 and $158,281, respectively, as part of the Merger consideration to cash out non-rollover options to acquire Shares (based on the amount that $8.25 exceeds the exercise price of such options). Parent anticipates that following the Merger, it will expand its Board of Directors to consist of seven persons, one of whom will be a Named Executive Officer.

Stockholders' Agreement:

     It is anticipated that the Named Executive Officers will purchase stock in the Parent after the Merger. In connection with this stock ownership, it is anticipated that the Named Executive Officers will become a party to a Stockholders' Agreement which, among other things, restricts transfer of the stock, provides pre-emptive rights, participation rights and registration rights.

Reporting Compliance Concerning Section 16(A) Beneficial Ownership
------------------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange
Commission. Officers, Directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 1999, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Corporate Performance Graph
---------------------------

     The following performance graph compares the yearly percentage change in the cumulative total shareholder return on the Company's Common Stock with the S&P (S&P Compustat) Total Return Index for the Nasdaq Stock Market (U. S. Companies), Total Return Index for the Russell 2000 and the S&P Total Return Index for Nasdaq Stocks for a selected peer group of six companies whose information and identification products include radio frequency identification technology and personal response services for the preceding five year period. This graph includes the same peer group reported in the Company's fiscal 1999 proxy statement.

           COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN* AMONG BI
         INCORPORATED, THE NASDAQ STOCK MARKET (U.S. COMPANIES) INDEX,
                     RUSSELL 2000 INDEX AND A PEER GROUP**


                          TOTAL RETURN INDEX-BASE 100

SOURCE - S&P COMPUSTATION
BASE YEAR - 100: 6/30/95

COMPANY NAME        JUN-95  JUN-96   JUN-97  JUN-98   JUN-99   JUN-00
----------------    ------  ------   ------  ------   ------   ------

BI INC.             100.0   200.00   113.21  141.51   128.30    81.13
RUSSELL 2000        100.0   123.89   144.11  167.91   170.43   195.07
PEER GROUP INDEX    100.0   231.36   123.12  109.03    75.54    68.57
________

 The Following indexed graph indicates the Company's total return to its stockholders from June 30, 1995 to June 30, 2000 as compared to total return for the Nasdaq Stock Market (U.S. Companies) Index, Russell 2000 Index and a self-determined peer Group Index selected by the Company, assuming a common starting point of $100 and that all dividends were reinvested. The information contained in this graph is not necessarily indicative of future Company performance.


                        PERFORMANCE GRAPH APPEARS HERE

                           Description Of The Graph:

The Performance Graph depicts, in straight-line fashion, the performance figures in the foregoing table for BI Incorporated, the Russell 2000 Index and The Self-determined Peer Group. The X-axis of the Graph depicts time from June 1995 through June 2000. The Y-axis covers the scale from -0- through 250. The separation of each point is linear. Each point (representing the number in the table above) has been connected to the preceding and following point by a straight line.

**   Self-determined peer group consists of six companies which are as follows:
     American Medical Alert Corp, Checkpoint Systems, Inc., Response USA, Inc., Amtech Corp, Destron Fearing Corp and Lifeline Systems, Inc. Four of these companies have a standard industrial classification code of 366 to 369. Two companies provide personal emergency response monitoring.

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT
         SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as part of this report:

               1.   Consolidated Financial Statements

                    Report of Independent Public Accountants

                    Consolidated Balance Sheets at June 30, 2000 and 1999

                    Consolidated Statements of Operations for each of the three years in the period ended June 30, 2000

                    Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended June 30, 2000

                    Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2000

                    Notes to Consolidated Financial Statements

               2. Consolidated Financial Statement Schedules: Schedule II - Valuation and qualifying accounts

                    All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     (b)   None.

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

 *4.2      BI Incorporated 1991 Employee Stock Purchase Plan.

  4.3 BI Incorporated 1991 Stock Option Plan. Filed with the Commission on December 20, 1991 as an exhibit to Form S-8, and modified by exhibit to Form S-8, filed with the Commission on April 28, 1993, and incorporated by reference, and modified by exhibit to Form S-8, filed with the Commission on March 2, 1995, and incorporated by reference.

  4.4 BI Incorporated 1996 Stock Option Plan, as filed with and incorporated by reference from the Company's registration statement on Form S-8, as exhibit 4.1, as filed with the Commission on May 21, 1999.

  10.1 Form of Employment Agreement, previously filed with the Commission as an exhibit to 1994 Form 10-K and incorporated by reference.

  10.2 Property lease between the Company and Terrence J. O'Connor (landlord) dated May 15, 1990 with Addendum's dated February 9, 1996 and October 10, 1996 concerning building located at 6400 Lookout Road, Boulder, Colorado, 80301, as filed with and incorporated by reference on Form 10-K for the fiscal year ended June 30, 1998 (incorporated by reference to the liked numbered exhibit filed with the Company's report on Form 10K for the Fiscal Year ended June 30, 1999 filed on September 24, 1999).

  10.3 Property leases between the Company and Point II, LLC (landlord) concerning building located at 6325 Gunpark Drive, Boulder, Colorado, 80301 dated February 9, 1996 with Addendum's dated June 13, 1996 and February 26, 1997 and lease dated February 21, 1997, as filed with and incorporated by reference from exhibit 4.8 to the Company's Annual Report on form 10-K for the fiscal year ended June 30, 1998 (incorporated by reference to the liked numbered exhibit filed with the Company's report on Form 10K for the Fiscal Year ended June 30, 1999 filed on September 24, 1999).

  10.4 Agreement and Plan of Merger dated as of August 10, 2000 among KBII Holdings, Inc., KBII Acquisition Company and the Company, as filed with and incorporated by reference from exhibit (d)(1) to the Schedule TO filed by KBII Holdings, Inc., and KBII Acquisition Company on August 18, 2000.

  10.5 Form of side letter, to be entered into in substantially same form at or prior to the consummation of the merger of the Company and KBII Acquisition Company, among KBII Acquisition Company, KBII Holdings, Inc., and certain shareholders of the Company, as filed with and incorporated by reference to exhibit (d)(2) to the Schedule TO filed by KBII Holdings, Inc., and KBII Acquisition Company on August 18, 2000.

  10.6 Stock Voting and Tender Agreement dated as of August 10, 2000, among KBII Acquisition Company, KBII Holdings, Inc., and certain shareholders of the Company, as filed and incorporated by reference to exhibit (d)(3) to the Schedule TO filed by KBII Holdings, Inc., and KBII Acquisition Company on August 18, 2000.

  10.7 Form of Separation Policy, to be entered into in substantially same form at or prior to the consummation of the merger of the Company and KBII Acquisition Company, as filed and incorporated by reference to exhibit (d)(4) to the Schedule TO filed by KBII Holdings, Inc., and KBII Acquisition Company on August 18, 2000.

  10.8 Confidentiality Agreement between Kohlberg & Co., L.L.C. and the Company, dated as of January 21, 2000, as filed and incorporated by reference to exhibit (d)(5) to the Schedule TO filed by KBII Holdings, Inc., and KBII Acquisition Company on August 18, 2000.

  10.9 Amended and Restated Rights Plan dated December 1, 1999, as amended August 9, 2000, as filed and incorporated by reference to the
           Schedule 14D-9 filed by the Company on August 18, 2000.

  10.10 Form of Stockholders' Agreement for KBII Holdings, Inc., to be entered into in substantially same form at or prior to the consummation of the merger of the Company and KBII Acquisition Company, as filed and incorporated by reference to exhibit (d)(6) to the Schedule TO filed by KBII Holdings, Inc., and KBII Acquisition Company on August 18, 2000.

  *21.1    Subsidiaries of the Registrant

  *23.1    Consent of Arthur Andersen LLP

  *23.2    Consent of PriceWaterhouseCoopers LLP

_______
*  Filed herewith

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

                         BI Incorporated

                         By: /s/ David J. Hunter
                            --------------------
                              David J. Hunter
                              President

                         Date: September 28, 2000
                               ------------------

Pursuant to the requirements of the Securities Exchange Act Of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signature                                         Title                        Date
---------                                         -----                        ----
/s/ David J. Hunter
------------------------------
David J. Hunter                        President, Chief Executive
                                       Officer And Director
                                       (Principal Executive Officer)      September 28, 2000
/S/ Jacqueline A. Chamberlin
------------------------------
Jacqueline A. Chamberlin               Vice President Of Finance
                                       (Principal Financial And
                                       Accounting Officer)                September 28, 2000

/s/ Jeremy N. Kendall
------------------------------
Jeremy N. Kendall                      Chairman                           September 28, 2000

/s/ William E. Coleman
------------------------------
William E. Coleman                     Vice Chairman                      September 28, 2000

/s/ Mckinley C. Edwards, Jr.
------------------------------
Mckinley C. Edwards, Jr.               Director                           September 28, 2000

/s/ Beverly J. Haddon
------------------------------
Beverly J. Haddon                      Director                           September 28, 2000

/s/ Perry M. Johnson
------------------------------
Perry M. Johnson                       Director                           September 28, 2000

/s/ Barry J. Nidorf
------------------------------
Barry J. Nidorf                        Director                           September 28, 2000

/s/ Byam K. Stevens, Jr.
------------------------------
Byam K. Stevens, Jr.                   Director                           September 28, 2000

                    Report of Independent Public Accountants




To the Board of Directors and Stockholders of BI Incorporated:

We have audited the accompanying consolidated balance sheets of BI Incorporated (a Colorado corporation) and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial consolidated statements and schedule based on our audits. The consolidated financial statements of BI Incorporated as of June 30, 1998, were audited by other auditors whose report dated August 14, 1998 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BI Incorporated and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule II "Allowance for Losses on Accounts Receivable" is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects in relation to the basic financial statements taken as a whole.

As discussed in Note 13, on August 10, 2000, the Company entered into an agreement and plan of merger with KBII Acquisition Company, Inc. and KBII Holdings, Inc., pursuant to which the Board of Directors agreed to support the tender offer by KBII Acquisition Company, Inc. for all of the outstanding shares of BI common stock.


Arthur Andersen LLP

Denver, Colorado
August 10, 2000 (except with respect to the matter
                discussed in Note 9, as to which the
                date is August 16, 2000)

                       Report of Independent Accountants



To the Board of Directors and Stockholders of BI Incorporated:

In our opinion, the consolidated statements of operations, stockholders' equity and cash flows for the year ended June 30, 1998 present fairly, in all material respects, the results of operations and cash flows of BI Incorporated and its subsidiaries for the year ended June 30, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of BI Incorporated and its subsidiaries for any period subsequent to June 30, 1998.


PricewaterhouseCoopers LLP


Broomfield, Colorado
August 14, 1998

                                 BI INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                               As of June 30,
                                                          ----------------------
                                                            2000          1999
                                                          --------      --------
ASSETS

Current assets

  Cash                                                    $   --        $   --
  Receivables, net                                          13,673        14,444
  Receivables from officers and employees                       65            77
  Income taxes receivable                                    1,211          --
  Inventories, net                                           5,946         4,265
  Investment in sales-type leases                            3,338         3,662
  Deferred tax asset                                         1,067           933
  Prepaid expenses                                             817           660
                                                          --------      --------
    Total current assets                                    26,117        24,041

Investment in sales-type leases                              3,917         3,368
Rental and monitoring equipment, net                         5,547         5,826
Property and equipment, net                                  8,470        13,854
Intangibles, net                                            11,402        11,998
Long term deferred tax asset                                   163         2,011
Investments in common stock                                  1,321         1,321
Software, net                                                6,383         2,960
Other assets                                                 1,631         2,872
                                                          --------      --------
    Total assets                                          $ 64,951      $ 68,251
                                                          ========      ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities

  Accounts payable                                        $  1,451      $  2,516
  Outstanding liabilities in excess of cash                    883           971
  Accrued compensation and benefits                          3,226         2,673
  Deferred revenue                                           1,789         1,535
  Income taxes payable                                         --            215
  Current portion of long-term debt                            243         4,052
  Other liabilities                                            830         1,419
                                                          --------      --------
    Total current liabilities                                8,422        13,381

Capital lease obligations                                      439         6,714
Deferred revenue                                             1,981         2,275
Long-term debt, net of current portion                       6,146          --


Stockholders' equity

  Common stock, no par value, 75,000 shares
      authorized; 7,969 shares issued and
      outstanding June 30, 2000, and 7,791
      shares issued and outstanding June 30, 1999           36,075        34,996
  Stockholder receivable                                      (438)         --
  Retained earnings                                         12,326        10,885
                                                          --------      --------
                                                            47,963        45,881
                                                          --------      --------
    Total liabilities and stockholders' equity            $ 64,951      $ 68,251
                                                          ========      ========


                    The accompanying notes are an integral
                  part of these consolidated balance sheets.

                                BI INCORPORATED
                     CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands except per share amounts)

                                                                   For the year
                                                                  ended June 30,
                                                        --------------------------------
                                                          2000        1999        1998
                                                        --------    --------    --------
Revenues

  Service and monitoring income                         $ 60,548    $ 56,049    $ 43,536
  Direct sales                                            10,127      11,390      13,822
  Rental income                                            1,246         854         742
  Other income                                               160          74         526
                                                        --------    --------    --------
    Total revenues                                        72,081      68,367      58,626
                                                        --------    --------    --------

Costs and expenses

  Cost of service and monitoring income                   34,669      28,591      22,486
  Cost of direct sales                                     6,246       4,876       5,958
  Cost of rental income                                      534         315         221
  Selling, general and administrative expenses            21,943      20,185      17,278
  Provision for doubtful accounts                          1,576       1,927       1,806
  Amortization and depreciation                            3,181       3,352       3,080
  Research and development expenses                        1,422       1,943       2,417
                                                        --------    --------    --------
    Total costs and expenses                              69,571      61,189      53,246
                                                        --------    --------    --------

Income from continuing operations before income taxes      2,510       7,178       5,380
Income tax provision                                      (1,069)     (3,022)     (2,394)
                                                        --------    --------    --------
Net income from continuing operations                      1,441       4,156       2,986

Loss from results of discontinued operations,
  net of tax                                                 --       (3,267)       (315)
Loss on disposal of discontinued operations,
  net of tax                                                 --         (835)        --
                                                        --------    --------    --------
Net income                                              $  1,441    $     54    $  2,671
                                                        ========    ========    ========

Basic earnings per share from continuing operations     $   0.18    $   0.54    $   0.40
                                                        ========    ========    ========

Basic (loss) per share from discontinued operations     $   --      $  (0.53)   $  (0.04)
                                                        ========    ========    ========

Basic earnings per share                                $   0.18    $   0.01    $   0.36
                                                        ========    ========    ========

Weighted average number of common shares outstanding       7,921       7,709       7,506
                                                        ========    ========    ========

Diluted earnings per share from continuing operations   $   0.18    $   0.52    $   0.38
                                                        ========    ========    ========

Diluted (loss) per share from discontinued operations   $   --      $  (0.51)   $  (0.04)
                                                        ========    ========    ========

Diluted earnings per share                              $   0.18    $   0.01    $   0.34
                                                        ========    ========    ========

Weighted average number of common and
common equivalent shares outstanding                       8,027       7,977       7,841
                                                        ========    ========    ========

                    The accompanying notes are an integral
               part of these consolidated financial statements.

                                BI INCORPORATED
                          CONSOLIDATED STATEMENTS OF
                        CHANGES IN STOCKHOLDERS' EQUITY
                                (in thousands)

                                                     Common Stock
                                                 ------------------     Stockholder  Retained
                                                    Shares  Amount      Receivable   Earnings        Total
                                                 ------------------     -----------  --------      --------
Balance June 30, 1997                             7,417     $32,460      $    -      $ 8,160       $ 40,620
  Exercise of stock options                         202       1,198           -            -          1,198
  Issuance of common stock pursuant to
   stock purchase plan                               21         145           -            -            145
  Tax benefit from exercise of stock options          -         273           -            -            273
  Net income                                          -           -           -        2,671          2,671
                                                 ------------------      ------     --------       --------
Balance June 30, 1998                             7,640      34,076           -       10,831         44,907
  Exercise of stock options                         125         663           -            -            663
  Issuance of common stock pursuant to
   stock purchase plan                               26         153           -            -            153
  Tax benefit from exercise of stock options          -         104           -            -            104
  Net income                                          -           -           -           54             54
                                                 ------------------      ------     --------       --------
Balance June 30, 1999                             7,791      34,996           -       10,885         45,881
  Exercise of stock options                         150         852        (438)           -            414
  Issuance of common stock pursuant to
   stock purchase plan                               28         157           -            -            157
  Tax benefit from exercise of stock options          -          70           -            -             70
  Net income                                          -           -           -        1,441          1,441
                                                 ------------------      ------     --------       --------
Balance June 30, 2000                             7,969     $36,075      $ (438)     $12,326       $ 47,963
                                                 ==================      ======     ========       ========


                    The accompanying notes are an integral
               part of these consolidated financial statements.

                                BI INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                        For the year
                                                                        ended June 30,
                                                              ---------------------------------
                                                                 2000         1999        1998
                                                              ---------------------------------

Cash flows from operating activities:
  Net income                                                   $ 1,441     $     54     $ 2,671
  Adjustments to reconcile net income to net cash
  from operating activities:
      Amortization and depreciation                              7,942        7,352       7,133
      Provision for doubtful accounts                            1,576        1,927       1,806
      Provision (benefit) from deferred income taxes             1,714         (990)       (575)

Changes in assets and liabilities:
  Receivables                                                     (670)      (6,198)     (4,080)
  Investment in sales-type leases                                 (225)         836      (1,109)
  Inventories, net                                              (1,681)        (872)        425
  Prepaid and other assets                                        (363)        (292)       (197)
  Accounts payable                                              (1,160)         526       1,243
  Accrued and other expenses                                       (36)       1,517         669
  Deferred revenue                                                 (89)        (144)        501
  Income taxes payable / receivable                             (1,426)         (28)        217
  Decrease in net assets of discontinued operations                  -        1,100      (1,619)
                                                               -------       ------     -------
Net cash from operating activities                               7,023        4,788       7,085
                                                               -------       ------     -------
Cash flows from investing activities:
  Purchases of property and equipment                           (2,875)      (3,657)     (4,607)
  Purchases of rental and monitoring equipment                  (3,148)      (3,968)     (3,176)
  Capitalization of software development costs                  (3,731)      (3,238)       (937)
  Expenditures for licenses                                          -         (756)       (623)
  Cash paid for acquisitions net of cash acquired                 (517)       1,000           -
  Proceeds from sale of investment                                 475            -           -
  Sale of short-term investments                                     -            -         450
                                                               -------       ------     -------
Net cash used in investing activities                           (9,796)     (10,619)     (8,893)
                                                               -------       ------     -------

Cash flows from financing activities:

  Payments on capital lease obligation                            (141)        (183)        (83)
  Proceeds from issuance of common stock                           641          816       1,343
  Proceeds from borrowings                                       2,273        4,052           -
                                                               -------       ------     -------
Net cash from financing activities                               2,773        4,685       1,260
                                                               -------       ------     -------

Net change in cash                                                   -       (1,146)       (548)

Cash at beginning of period                                          -        1,146       1,694
                                                               -------       ------     -------
Cash at end of period                                          $     -       $    -     $ 1,146
                                                               -------       ------     -------

                    The accompanying notes are an integral
               part of these consolidated financial statements.

Note 1 - Operations and Summary of Significant Accounting Policies

BI Incorporated, a Colorado corporation, (the "Company") designs, manufactures, markets and supports electronic monitoring systems and other automatic identification devices. The Company provides 24-hour monitoring services using equipment it manufactures. In addition, the Company provides probation services to misdemeanant probationers and day reporting services to felony probationers. These products and services are for use by corrections agencies as an integral part of their community correction programs.

On October 1, 1999 the Company acquired two correctional service centers in New Mexico specializing in Treatment and Drug Court services.

On August 10, 2000, the Company entered into an agreement and plan of merger with KBII Acquisition Company, Inc. and KBII Holdings, Inc., pursuant to which the Board of Directors agreed to support a tender offer by KBII Acquisition Company, Inc. for all of the outstanding shares of BI Incorporated common stock. See further discussion in Note 13.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification

Certain 1999 and 1998 financial statement amounts have been reclassified to conform to the current year presentation.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, accounts receivable and net investments in sales-type leases. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral. Additionally, the Company manages a portion of its credit risk by billing certain services in advance. The Company has no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts, or other hedging arrangements.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash, accounts receivable, net investments in sales-type leases, investments in common stock, short-term trade payables, and borrowings. In management's opinion, the carrying amounts of these financial instruments, other than the investments in common stock, approximate their fair values at June 30, 2000 and 1999, because of their short-term nature and terms. The investment in common stock is carried at cost. Management has estimated the fair value of the common stock at $1,863,000 and $1,374,000 as of June 30, 2000 and 1999. The common stock held by the Company is a non-publicly tradable class of stock, issued by a company with other classes of common stock that is publicly traded. In making the estimate, management has assumed the fair value of this common stock is driven by the market value of the publicly tradable common stock. However, a 10% discount for illiquidity is assumed.

BI Incorporated
Notes to Consolidated Financial Statements


Cash and Cash Equivalents

For the purposes of the statements of cash flows, the Company considers all highly liquid instruments purchased with original maturity of three months or less to be cash equivalents.

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

Intangibles

Goodwill represents the excess of purchase price over fair value of net assets acquired and is amortized on a straight-line basis over periods of 10-20 years. The Company's long-lived assets are reviewed for impairment whenever events and circumstances warrant. A long-lived asset is deemed impaired if the future undiscounted cash flows are insufficient to recover the carrying amount of the asset. If impaired, the long-lived asset is reduced to its fair value.

Patents and licenses are amortized on a straight-line basis over 10-17 years. The manufacturing technology is amortized over the greater of units of production method or 10 years, on a straight-line basis. Amortization related to goodwill, patents and licenses and the manufacturing technology was $1,100,000, $971,000, and $1,484,000 in fiscal 2000, 1999, and 1998, respectively.

Capitalized Software

The Company capitalizes internally developed software costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Capitalization of development costs of software products begins once the technological feasibility of the product is established. Based on the Company's product development process, technological feasibility is established upon completion of a detailed program design. Capitalization ceases when such software is ready for general release, at which time amortization of the capitalized costs begins. Capitalized software costs are net of accumulated amortization of $2,772,000, $2,463,000 and $2,647,000 as of 2000, 1999 and 1998,
respectively.

Amortization of capitalized internally developed software costs is computed as the greater of: (a) the amount determined by ratio of the product's current revenue to its total expected future revenue or (b) the straight-line method over the product's estimated useful life of five years. During all periods presented herein, the Company has used the straight-line method to amortize such capitalized costs. Amortization of software costs was $308,000, $568,000 and $531,000 in 2000, 1999 and 1998, respectively.

BI Incorporated
Notes to Consolidated Financial Statements


Research and Development

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company reviews its long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is generally measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is equal to the amount by which the carrying amounts of the assets exceed the fair value of the asset. The Company has not recorded a provision for possible impairment of long-lived assets or intangible assets.

Investments in Common Stock

The Company's investment in common stock is currently in common stock that does not have a readily determinable market value. These investments are accounted for at the lower of cost or the estimated fair market value. The Company reviews the valuation of the common stock on an ongoing basis. If the entity in which the stock is issued from were to experience a deterioration in its financial position, the recorded value of the common stock may be decreased.

Supplemental disclosures of cash flow information

                                                        2000                  1999                 1998
                                       -----------------------------------------------------------------
                    Interest received               $710,000            $  595,000           $  601,000
                    Interest paid                    675,000               681,000              602,000
                    Income taxes paid,
                    net of refunds                   731,000             1,384,000            2,230,000

Interest received includes interest from sales-type leases, which is recognized using the effective interest rate method, and classified with direct sales revenue.

BI Incorporated
Notes to Consolidated Financial Statements


Supplemental schedule of noncash investing and financing activities

                                                              2000                 1999                  1998
                                             ------------------------------------------------------------------
           Financial instruments received
           in exchange for assets of
           discontinued business unit                   $        -           $2,073,000                 $   -



           Equipment acquired under
           capital lease                                   585,000                    -                     -

           Issuance of Common Stock in
           exchange for note receivable
           from shareholder                                438,000                    -                     -

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

Advertising Costs

The Company expenses advertising costs as incurred. The Company had advertising expense of $101,000, $91,000 and $74,000 for the years ended June 30, 2000, 1999 and 1998, respectively.

Stock Based Compensation

The Company accounts for its employee stock option plan and other employee stock-based compensation arrangements using the intrinsic value method but discloses the proforma effect of using the fair value method. Under the intrinsic value method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price of the options.

Income Taxes

A current provision for income taxes is recorded for actual or estimated amounts payable or refundable on tax returns filed or to be filed for each year. Deferred income tax assets and liabilities are recorded for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial

BI Incorporated
Notes to Consolidated Financial Statements


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

Comprehensive Income

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. For the years ended June 30, 2000 and 1999 there have been no differences between the Company's comprehensive income and its net income.

Net income (loss) per share

Basic earnings (loss) per share ("EPS") excludes all dilution and is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common equivalent shares are excluded in periods in which they have an anti-dilutive effect. For 2000, 1999 and 1998, the difference between weighted average shares outstanding - basic and weighted average shares outstanding - diluted is attributable to outstanding options to purchase common stock resulting in common stock equivalent shares of 106,000, 268,000 and 335,000, respectively. Outstanding common stock equivalents of 1,498,000, 1,196,000 and 1,045,000 for 2000, 1999, and 1998, respectively, are anti-dilutive and have been excluded from the weighted average shares-diluted.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 133 - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), and in June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB 133" ("SFAS No. 137"). SFAS No. 137 requires the Company to adopt SFAS No. 133 for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. To date, the Company has not entered into any derivative financial instruments or hedging activities.

Staff Accounting Bulletin No. 101 - During December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"), to establish guidelines for revenue recognition and enhance revenue recognition disclosure requirements. SAB 101 clarifies basic criteria for when revenues are taken into account for purposes of a company's financial statements. SAB 101 is not required to be adopted by the Company until the quarter ending June 30, 2001, with retroactive implementation to July 1, 2000. If the Company determines that its revenue recognition policies must change to be in compliance with SAB 101, the implementation of SAB 101 will require the Company to restate its quarterly results for 2001 to reflect the cumulative effect of change in accounting principle as if SAB 101 had been implemented on July 1, 2000. The Company is currently assessing the implications of adopting SAB 101.

Statement of Position 98-1 - In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 was effective for fiscal 2000. The adoption of SOP 98-1 did not have a material impact on the Company's financial condition or results of operations.

BI Incorporated
Notes to Consolidated Financial Statements


FASB Interpretation No. 44 - In March 2000, the FASB issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25" ("FIN 44"). This interpretation provides guidance for certain issues relating to the application of Opinion No. 25. This interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after December 15, 1998 or January 12, 2000. Management of the Company believes that the adoption of this interpretation will not have a material impact on its consolidated financial statements.


Note 2 - Receivables, Net Investment in Sales-Type Leases, and Operating Leases-as Lessor

A significant portion of the Company's receivables and net investment in sales-type leases is due from governmental agencies or divisions thereof. One of these customers accounted for 9% of total revenue in 2000, 9% of total revenue in 1999, and 10% of total revenue in 1998.

Receivables

 consist of the following (in thousands):

                                                                                              As of June 30
                                                                                      -----------------------------
                                                                                            2000          1999
                                                                                      -----------------------------
                              Trade receivables                                            $16,723       $16,954

                              Allowance for doubtful accounts                               (3,050)       (2,510)
                                                                                      -----------------------------
                                                                                           $13,673       $14,444
                                                                                      =============================

Net investment in sales-type leases

The components of the Company's net investment in sales-type leases are as follows (in thousands):

                                                                                            As of June 30
                                                                                  -------------------------------
                                                                                         2000            1999
                                                                                  -------------------------------
                              Total minimum lease payments                             $ 8,128         $ 7,696
                                Less: Deferred revenue                                    (873)           (666)
                                                                                  -------------------------------
                              Net investment                                             7,255           7,030
                                Less: Current portion                                   (3,338)         (3,662)
                                                                                  -------------------------------
                              Long-term portion                                        $ 3,917         $ 3,368
                                                                                  ===============================

Future minimum lease payments to be received under sales-type leases at June 30, 2000 are (in thousands) $3,866, $2,326, $1,301, $596, and $39 in fiscal 2001,
2002, 2003, 2004, and 2005, respectively.

Operating leases - as lessor

The Company offers short-term leases to its customers as an alternative to buying its products. The lease term for operating leases is generally up to one year, with payments due monthly, and the Company retains title to the equipment.

BI Incorporated
Notes to Consolidated Financial Statements


Note 3 - Inventories

Inventories consist of the following (in thousands):

                                                                                         As of June 30
                                                                                  ---------------------------
                                                                                      2000           1999
                                                                                  ---------------------------
                              Raw materials                                          $3,836         $3,055
                              Work-in-process                                           896            715
                              Finished goods                                          1,547            845
                                                                                  ---------------------------
                                                                                      6,279          4,615
                              Less: allowance for obsolescence                         (333)          (350)
                                                                                  ---------------------------
                                                                                     $5,946         $4,265
                                                                                  ===========================


Note 4 - Equipment and Intangibles

Rental and Monitoring Equipment

Rental and monitoring equipment consist of the following (in thousands):

                                                                                          As of June 30
                                                                                  ----------------------------
                                                                                       2000           1999
                                                                                  ----------------------------
                              Rental equipment                                       $  2,323       $  1,881
                              Monitoring equipment                                     22,382         19,720
                                                                                  ----------------------------
                                                                                       24,705         21,601
                              Less: accumulated depreciation and amortization         (19,158)       (15,775)
                                                                                  ----------------------------
                                                                                     $  5,547       $  5,826
                                                                                  ============================

Property and Equipment

Property and equipment consist of the following (in thousands):

                                                                                             As of June 30
                                                                                  -------------------------------
                                                                                         2000            1999
                                                                                  -------------------------------
                              Property and equipment                                  $ 21,808        $ 25,488
                              Less: accumulated depreciation                           (13,338)        (11,634)
                                                                                  -------------------------------
                                                                                      $  8,470        $ 13,854
                                                                                  ===============================

BI Incorporated
Notes to Consolidated Financial Statements


Intangibles

Intangibles consist of the following (in thousands):

                                                                                           As of June 30
                                                                                 -------------------------------
                                                                                       2000            1999
                                                                                 -------------------------------
                              Goodwill                                               $14,742         $14,258
                              Patents and licenses                                     1,767           2,649
                              Manufacturing technology                                 3,000           3,000
                                                                                 -------------------------------
                                                                                      19,509          19,907
                              Less: accumulated amortization                          (8,107)         (7,909)
                                                                                 -------------------------------
                                                                                     $11,402         $11,998
                                                                                 ===============================


Note 5 - Discontinued Operations

In 1999, the Company decided to discontinue its CIS business unit and sold the net assets. The CIS business unit's losses from its results of operations and its disposal are presented in the Company's financial statements as discontinued operations, net of related income taxes. The results of discontinued operations include CIS's operating losses for 1999 ($709,000, net of taxes) plus an asset impairment charge ($2,558,000, net of taxes), which was charged to income before the Company adopted a formal plan to dispose of the business unit. Selling and other additional costs that the Company expected to incur ($835,000, net of taxes) which relate to the final sales contract were included in the loss on disposal of discontinued operations. Revenue from the CIS business unit was $3,574,000 and $3,375,000 in fiscal 1999 and 1998, respectively.


Note 6 - Borrowings and Lease Commitments

The Company has a $7,500,000 bank line of credit expiring in January 2002. At June 30, 2000, the Company had borrowings of $5,000,000 bearing interest at the LIBOR rate plus 1.95%, (8.56% at June 30, 2000) and $700,000 at the bank's prime rate, (9.50% at June 30, 2000) outstanding against the line. Borrowings under the line of credit are secured by inventory, equipment and accounts receivable. The line of credit sets forth certain financial and other covenants, including prior written consent to the payment of any dividends, that must be met by the Company if indebted to the bank. The Company was not in compliance with the covenants with respect to minimum net income as of June 30, 2000, however, management has received a waiver from the bank with respect to compliance with the covenant. The Company has $550,000 outstanding on a promissory note earning interest on the unpaid balance at the bank's prime rate, (9.50% at June 30, 2000) and maturing in December 2004. The Company also has outstanding vehicle loans totaling $139,000, as of June 30, 2000. The vehicle loans bear interest at varying rates from 7.50% to 9.60% and mature between February 2002 and March 2005.

The Company leases two generators under a sixty month capital lease expiring November 2004. The interest rate is 9.29% and the unpaid balance is $302,000 at June 30, 2000. The Company also leases Telephone System Equipment under a sixty month capital lease that expires October 2000. The interest rate is 8.88% and the unpaid balance is $218,000 as of June 30, 2000.

The Company leases office space and certain equipment under operating leases. Rental expense was $3,707,000, $2,182,000, and $933,000 for fiscal 2000, 1999 and 1998, respectively. Minimum rental payments required

BI Incorporated
Notes to Consolidated Financial Statements


under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 1999 are $3,169,000, $2,515,000,
$1,924,000, $1,836,000, and $1,632,000 in fiscal 2001, 2002, 2003, 2004, and
2005, respectively


Note 7 - Income Taxes

The provision for income taxes attributable to income from continuing operations is comprised of the following (in thousands):

                                                                         2000          1999      1998
                              ------------------------------------------------------------------------
                              Current provision
                               (benefit)
                                     Federal                            $ (568)       $3,434    $2,285
                                     State                                 (39)          498       466
                                     Foreign                               (38)           80       218
                              Deferred provision
                               (benefit)
                                     Federal                             1,708          (950)     (684)
                                     State                                 142           (54)      (69)
                              Change in valuation
                                 allowance                                (136)           14       178
                              ------------------------------------------------------------------------
                                                                        $1,069        $3,022    $2,394
                              ========================================================================

A reconciliation of income tax provision computed by applying the federal income tax rate of 34% to income from continuing operations before income taxes is as follows (in thousands):

                                                                                2000                  1999              1998
                                                                      ----------------------------------------------------------
                              Expected statutory rate                         $    853              $  2,441          $  1,829
                              State taxes, net                                      82                   331               245
                              Goodwill amortization                                335                   327               286
                              Tax exempt interest on
                               Sales-type leases                                  (112)                 (121)              (99)
                              Increase (decrease) of
                               valuation allowance                                (136)                   14               178
                              Other, net                                            47                    30               (45)
                                                                      ----------------------------------------------------------
                                                                              $  1,069              $  3,022          $  2,394
                                                                      ==========================================================

BI Incorporated
Notes to Consolidated Financial Statements


The income tax benefit attributable to income from discontinued operations is comprised of the following (in thousands):

                                                        2000       1999        1998
                              ------------------------------------------------------
                              Current benefit
                                     Federal           $   -    $(2,315)      $(220)
                                     State                 -       (341)        (32)
                              ------------------------------------------------------
                                                       $   -    $(2,656)      $(220)
                              ======================================================

The provision for income taxes is attributable to continuing operations and discontinued operations as follows (in thousands):

                                                                             2000       1999        1998
                                                                       ----------------------------------
                              Provision attritutable to continuing
                              operations                                    $1,069   $ 3,022       $2,394
                              Benefit attributable to discounted                 -    (2,656)       (252)
                                                                       ----------------------------------
                              Total income tax provision                    $1,069   $   366       $2,142
                                                                       ==================================

The significant components of the Company's deferred income tax assets and liabilities for fiscal 2000 and 1999 were as follows (in thousands):


                                                                      2000           1999
                                                           -------------------------------
Deferred tax assets:
   Tax credit carryforwards                                        $   123         $  339
   Accrued liabilities                                                 587            390
   Amortization and depreciation                                     1,867          1,756
   Bad debt                                                          1,070            866
   Accrued rent                                                        356            346
   Maintenance - unearned revenue                                       79             74
   Other - miscellaneous                                               226            217
                                                           -------------------------------
      Total deferred tax asset                                       4,308          3,988
Deferred tax liabilities:
   Deferred revenue                                                   (342)          (222)
   Capitalized software                                             (2,548)          (526)
   Other                                                              (132)          (104)
                                                           -------------------------------
      Total deferred tax liabilities                                (3,022)          (852)
                                                           -------------------------------
Valuation allowance                                                    (56)          (192)
                                                           --------------------------------
Net deferred tax asset                                               1,230          2,944
   Less current deferred tax asset                                  (1,067)          (933)
                                                           --------------------------------
Long-term deferred tax asset                                       $   163         $2,011
                                                           ================================

BI Incorporated
Notes to Consolidated Financial Statements


At June 30, 2000, 1999 and 1998, the Company had foreign tax credit carryforwards for income tax purposes of $123,000, $339,000 and $208,000, respectively. These would expire in fiscal year 2001 through fiscal year 2005 if not utilized. Due to the uncertainty relating to the realization of the benefit of the tax credits, a valuation allowance has been recorded for a portion of the amounts.

Note 8 - Employee Benefit Plans, Options and Warrants

The Company has three stock option plans, the 1991 Stock Option Plan (the "1991 Plan"), the 1996 Stock Option Plan (the "1996 Plan"), and the 1999 Stock Option Plan (the "1999 Plan"). The 1991 Plan and the 1996 Plan have expired, although outstanding options are still being exercised.

Under the Company's 1999 Stock Option Plan, the Company may grant options to its employees and directors. Under the Plan, options are granted at an exercise price equal to the fair market value of the Company's common stock on the grant date and the options expire in 10 years or less.

The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2000, 1999 and 1998, respectively:
No estimated dividends; expected volatility of 47.3%, 57.9% and 56.9% for 2000, 1999 and 1998, respectively; risk-free interest rates between 6.01% and 6.76% for 2000, 4.74% and 6.13% for 1999, and 5.44% and 5.95% for 1998; and expected option terms between 7 and 10 years for 2000, 1999 and 1998.

Had compensation cost for the Company's stock based compensation plans been determined based on the fair value at the grant dates for award under those plans, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                                              2000           1999           1998
                                                                                    ---------------------------------------------
                              Net income (loss):
                                 As reported                                                $1,441        $    54         $2,671
                                 Proforma                                                      324         (1,017)         1,696
                              Net income (loss) per share - basic:
                                 As reported                                                   .18            .01            .36
                                 Proforma                                                      .04           (.13)           .23
                              Net income (loss) per share - diluted:
                                 As reported                                                   .18            .01            .34
                                 Proforma                                                      .04           (.13)           .22

BI Incorporated
Notes to Consolidated Financial Statements


The following table summarizes option transactions under all six plans during each of the three years ending June 30, 2000 (shares in thousands):

                                                                Number of             Weighted Average
                                                                 Options               Exercise Price
                           -----------------------------------------------------------------------------------
                              Outstanding, June 30, 1997                     1,359                     $6.34

                              Granted                                          278                      8.29

                              Exercised                                       (202)                     5.94
                              Canceled                                         (58)                     6.70
                           -----------------------------------------------------------------------------------
                              Outstanding, June 30, 1998                     1,377                      6.78

                              Granted                                          220                      9.90

                              Exercised                                       (125)                     5.32
                              Canceled                                          (9)                     6.59
                           -----------------------------------------------------------------------------------
                              Outstanding, June 30, 1999                     1,463                      7.37

                              Granted                                          412                      7.43

                              Exercised                                       (150)                     5.62
                              Canceled                                        (122)                     8.18
                           -----------------------------------------------------------------------------------
                              Outstanding, June 30, 2000                     1,603                     $7.49
                           ===================================================================================

The weighted average fair value of options granted during 2000, 1999, and 1998 was $4.34, $7.83, and $5.41, respectively.

The following table summarizes information about fixed stock options outstanding at June 30, 2000 (shares in thousands):

                                       Options Outstanding                                      Options Exercisable
                 --------------------------------------------------------------     ------------------------------------------

                                         Weighted Average
                   Number Outstanding        Remaining        Weighted Average        Number Exercisable    Weighted Average
    Range of           at June 30,       Contractual Life      Exercise Price             at June 30,        Exercise Price
 Exercise Prices          2000                                                               2000

-------------------------------------------------------------------------------     ------------------------------------------
  $4.19 - 4.88                      57            1.2 years              $ 4.19                        57               $ 4.19
   $5.50-6.88                      305            3.9 years              $ 6.63                       193               $ 6.59
   $7.00-7.25                      880            6.0 years              $ 7.12                       607               $ 7.04
   $8.00-9.38                      163            5.7 years              $ 8.64                        80               $ 8.84
  $10.13-11.88                     198            5.2 years              $10.43                        81               $10.41
-------------------------------------------------------------------------------     ------------------------------------------
   $4.19-11.88                   1,603            5.3 years              $ 7.49                     1,018               $ 7.21

BI Incorporated
Notes to Consolidated Financial Statements


Employee Stock Purchase Plan

In July 1990, the Board of Directors adopted an Employee Stock Purchase Plan ("Purchase Plan") offering employees the right to collectively purchase a maximum of 200,000 shares of the Company's common stock. The maximum amount of shares available for purchase in any six month period is 50,000 shares. Eligible employees may contribute up to 10% of their base pay towards the purchase of the Company's common stock at 85% of the lower of the average market price on the first or the last day of the offering period. Proceeds received from the issuance of shares under the Purchase Plan are credited to stockholder's equity in the fiscal year shares are issued. Under the Purchase Plan, the Company sold 28,000, 26,000, and 21,000 shares to employees in 2000, 1999, and 1998, respectively.

Employee Savings Plan

The Company has a 401(k) savings plan whereby the Company matches, subject to certain limits, $.20 for each $1.00 employees contribute up to a maximum of 5% of compensation. Total Company contributions during fiscal 2000, 1999, and 1998 were $164,000, $105,000, and $80,000, respectively.


Note 9 - Legal Proceedings

The Company is involved in six legal proceedings as of June 30, 2000. One alleges general negligence and misrepresentation; one alleges wrongful death from general negligence; a third suit alleges wrongful death, survivorship action, and a civil rights violation; and two suits claiming "false arrest". One of the claimants seeks damages of $17,000,000, the second seeks damages in excess of $100,000, (a motion for summary judgement has been entered on our behalf with respect to this suit), another seeks $10,500,000, and the final two are demands of $300,000 and $400,000 respectively.

On August 16, 2000, the Company became a party to a complaint filed against it and certain of its officers and directors by M. Dean Briggs on behalf of himself and All Other Similarly Situated in the District Court, County of Boulder, Colorado. The complaint is based on BI's acceptance of a tender offer from KBII Acquisition Company, Inc., a private merchant banking firm, to acquire all the outstanding common stock. Allegations include: (a) the transaction will deny the BI's public shareholders from sharing in the future profitability of the Company, (b) it will result in a reduction in the value of stock, (c) lack of open bidding (market check) to ascertain true value, (d) conflict of interest by management and, (e) breach of fiduciary duty.

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

BI Incorporated
Notes to Consolidated Financial Statements


Note 10 - Segment Information

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

                             For the years ended June 30,         EM           CCS          Total
                                                           -----------------------------------------
                         1998
                           Revenues                              $41,938       $16,688       $58,626
                           Segment income before taxes             6,133          (753)        5,380
                           Segment net income                      3,404          (418)        2,986
                           Receivables, net                        9,110         1,140        10,250
                           Inventories, net                        3,393             -         3,393
                         1999
                           Revenues                              $45,698       $22,669       $68,367
                           Segment income before taxes             5,688         1,490         7,178
                           Segment net income                      3,293           863         4,156
                           Receivables, net                       10,824         3,697        14,521
                           Inventories, net                        4,265             -         4,265
                         2000
                           Revenues                              $45,386       $26,695       $72,081
                           Segment income before taxes              (219)        2,729         2,510
                           Segment net income                       (126)        1,567         1,441
                           Receivables, net                        8,290         5,448        13,738
                           Inventories, net                        5,946             -         5,946

The following table is a reconciliation of the Company's Segment assets to its total assets (in thousands):

                                                                    2000         1999
                                                           --------------------------
                           Segment Assets:
                           Receivables, net                      $13,738      $14,521
                           Inventories, net                        5,946        4,265
                           Other unallocated current assets        6,433        5,255
                                                           --------------------------
                           Total current assets                   26,117       24,041
                           Long-term assets                       38,834       44,210
                                                           --------------------------
                           Total assets                          $64,951      $68,251
                                                           ==========================

BI Incorporated
Notes to Consolidated Financial Statements

Note 11 - Related Party Transactions

The Company sold products to JEMTEC, Inc. for $85,000, $219,000, and $75,000 for 2000, 1999 and 1998, respectively. The Chairman of the Company is also Chairman of JEMTEC, Inc.


Note 12 - Quarterly Financial Information (unaudited)

The following interim financial information presents the fiscal year 1999 and 2000 results of continuing operations on a quarterly basis (in thousands, except per share amounts):

                                                                 Fiscal quarters ended
                                                    9/30/98       12/31/98      3/31/99     6/30/99
                                               ----------------------------------------------------
               Total revenue                       $ 15,721      $  17,202     $ 17,542    $ 17,902
               Total costs and expenses              14,810         16,047       16,331      17,023
                                               ----------------------------------------------------
               Net income from continuing
                 operations                        $    911      $   1,155     $  1,211    $    879
                                               ====================================================
               Diluted earnings per share from
                 continuing operations             $   0.11      $    0.14     $   0.16    $   0.11
                                               ====================================================


                                                               Fiscal quarters ended
                                                    9/30/99       12/31/99      3/31/00     6/30/00
                                               ----------------------------------------------------
               Total revenue                       $ 17,715      $  18,300     $ 18,300    $ 17,766
               Total costs and expenses              17,099         18,065       17,794      17,682
                                               ----------------------------------------------------
               Net income from continuing
                 operations                        $    616      $     235     $    506    $     84
                                               ====================================================
               Diluted earnings per share from
                 continuing operations             $   0.08      $    0.03     $   0.06    $   0.01
                                               ====================================================



Note 13 - Subsequent Events

In July 2000, BI acquired Intervention Court Services, L.L.C., and Insights Counseling Services, Inc., Utah and Colorado based providers of EM and CCS services (collectively "Intervention"). Intervention provides management and administration services which include programs consisting of court compliance supervision, electronic monitoring, remote alcohol testing, intensive alcohol and domestic violence supervision programs, and drug testing. These acquisitions increase the Company's market presence in the Rocky Mountain region of the U.S. and further expand the offender supervision scope of the business.

On August 10, 2000, the Company entered into an agreement and plan of merger with KBII Acquisition Company, Inc. and KBII Holdings, Inc., pursuant to which the Board of Directors agreed to support a tender offer by KBII Acquisition Company, Inc. for all of the outstanding shares of BI common stock at a price of $8.25 per share. This offer is set to expire on October 3, 2000. There are certain minimum conditions that must be met for the transaction to be completed. If the merger is completed, it is expected that the debt and equity of the Company will be restructured.

                                  SCHEDULE II
                                (in thousands)


Allowance for losses on Accounts Receivable:

=============================================================================================================================
                             Balance
                          beginning of       Charged to cost     Beginning Balance                        Balance at end of
                             period           and expenses        at Acquisition         Write offs            period
-----------------------------------------------------------------------------------------------------------------------------

   7-1-97 - 6-30-98             $ 1,760              $ 1,806              $     -         $(2,250)                 $1,316
   7-1-98 - 6-30-99             $ 1,316              $ 1,927              $     -         $  (733)                 $2,510
-----------------------------------------------------------------------------------------------------------------------------
   7-1-99 - 6-30-00             $ 2,510              $ 1,576              $     -         $(1,036)                 $3,050
=============================================================================================================================

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

 *4.2      BI Incorporated 1991 Employee Stock Purchase Plan.

  4.3 BI Incorporated 1991 Stock Option Plan. Filed with the Commission on December 20, 1991 as an exhibit to Form S-8, and modified by exhibit to Form S-8, filed with the Commission on April 28, 1993, and incorporated by reference, and modified by exhibit to Form S-8, filed with the Commission on March 2, 1995, and incorporated by reference.

  4.4 BI Incorporated 1996 Stock Option Plan, as filed with and incorporated by reference from the Company's registration statement on Form S-8, as exhibit 4.1, as filed with the Commission on May 21, 1999.

  10.1 Form of Employment Agreement, previously filed with the Commission as an exhibit to 1994 Form 10-K and incorporated by reference.

  10.2 Property lease between the Company and Terrence J. O'Connor (landlord) dated May 15, 1990 with Addendum's dated February 9, 1996 and October 10, 1996 concerning building located at 6400 Lookout Road, Boulder, Colorado, 80301, as filed with and incorporated by reference on Form 10-K for the fiscal year ended June 30, 1998 (incorporated by reference to the liked numbered exhibit filed with the Company's report on Form 10K for the Fiscal Year ender June 30, 1999 filed on September 24, 1999).

  10.3 Property leases between the Company and Point II, LLC (landlord) concerning building located at 6325 Gunpark Drive, Boulder, Colorado, 80301 dated February 9, 1996 with Addendum's dated June 13, 1996 and February 26, 1997 and lease dated February 21, 1997, as filed with and incorporated by reference from exhibit 4.8 to the Company's Annual Report on form 10-K for the fiscal year ended June 30, 1998 (incorporated by reference to the liked numbered exhibit filed with the Company's report on Form 10K for the Fiscal Year ender June 30, 1999 filed on September 24, 1999).

  10.4 Agreement and Plan of Merger dated as of August 10, 2000 among KBII Holdings, Inc., KBII Acquisition Company and the Company, as filed with and incorporated by reference from exhibit (d)(1) to the Schedule TO filed by KBII Holdings, Inc., and KBII Acquisition Company on August 18, 2000.

  10.5 Form of side letter, to be entered into in substantially same form at or prior to the consummation of the merger of the Company and KBII Acquisition Company, among KBII Acquisition Company, KBII Holdings, Inc., and certain shareholders of the Company, as filed with and incorporated by reference to exhibit (d)(2) to the Schedule TO filed by KBII Holdings, Inc., and KBII Acquisition Company on August 18, 2000.

  10.6 Stock Voting and Tender Agreement dated as of August 10, 2000, among KBII Acquisition Company, KBII Holdings, Inc., and certain shareholders of the Company, as filed and incorporated by reference to exhibit (d)(3) to the Schedule TO filed by KBII Holdings, Inc., and KBII Acquisition Company on August 18, 2000.

  10.7 Form of Separation Policy, to be entered into in substantially same form at or prior to the consummation of the merger of the Company and KBII Acquisition Company, as filed and incorporated by reference to exhibit (d)(4) to the Schedule TO filed by KBII Holdings, Inc., and KBII Acquisition Company on August 18, 2000.

  10.8 Confidentiality Agreement between Kohlberg & Co., L.L.C. and the Company, dated as of January 21, 2000, as filed and incorporated by reference to exhibit (d)(5) to the Schedule TO filed by KBII Holdings, Inc., and KBII Acquisition Company on August 18, 2000.

  10.9 Amended and Restated Rights Plan dated December 1, 1999, as amended August 9, 2000, as filed and incorporated by reference to the
           Schedule 14D-9 filed by the Company on August 18, 2000.

  10.10 Form of Stockholders' Agreement for KBII Holdings, Inc., to be entered into in substantially same form at or prior to the consummation of the merger of the Company and KBII Acquisition Company, as filed and incorporated by reference to exhibit (d)(6) to the Schedule TO filed by KBII Holdings, Inc., and KBII Acquisition Company on August 18, 2000.

  *21.1    Subsidiaries of the Registrant

  *23.1    Consent of Arthur Andersen LLP

  *23.2    Consent of PriceWaterhouseCoopers LLP

___________

*  Filed herewith

In the event that you have received a copy of this Annual Report on Form 10-K which does not contain exhibits, the Company will, upon written request directed to Investor Relations at the Company's principal offices referred to on the 10-k cover page, provide a copy of any exhibit filed as part of this report upon payment of a reasonable fee.